Form 10KSB
period 1995-06-30
BIOCHEM INTERNATIONAL INC
filed 1995-09-27
CIK 312833

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
                    For the fiscal year ended June 30, 1995

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-10005

                           BIOCHEM INTERNATIONAL INC.

A Delaware Corporation                     I.R.S. Employer Identification
                                                     No. 39-1272816

Address                                            Telephone Number
- -------                                            ----------------
W238 N1650 Rockwood Drive                          (414) 542-3100
Waukesha, Wisconsin 53188-1199

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.02 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Revenues for the fiscal year ending June 30, 1995 are $25,055,637

The aggregate market value of the Common Stock of the Company held by non-affiliates on August 31, 1995 was approximately $7,957,894, computed by reference to the average ($3.50) of the bid and ask prices of the Common Stock as reported by the National Quotation Bureau. For purposes of this calculation, officers and directors of the registrant were considered affiliates of the registrant.

The number of shares outstanding of the Company's Common Stock, par value $.02 per share, on August 31, 1995 was 13,083,284.

Exhibit Index on Page 36

                                     PART I

ITEM 1.  BUSINESS

                      GENERAL DEVELOPMENT OF THE BUSINESS

The Registrant, Biochem International Inc. (the "Company" or "BCI" or "BCI International"), was incorporated in April, 1976 to acquire from the Medical Systems Business Division of General Electric Company certain assets, patents and technology associated with its blood gas chemistry business. This acquisition was completed in January, 1978.


D.S. Medical Products Company

In July, 1984, BCI International entered into a loan agreement which was formally closed in September, 1984, with D.S. Medical Products Company ("DS Medical"), an Illinois corporation, under which DS Medical loaned BCI $2,000,000 in exchange for two convertible debentures, and a warrant granting DS Medical the right to purchase up to 8,000,000 shares of BCI common stock, $.02 par value, at a price of $.25 per share. DS Medical exercised the warrant in December, 1992.

DS Medical was formed for the exclusive purpose of acquiring an 80% or greater interest in BCI for investment purposes. At this time, its assets consist of its investment in BCI's securities. Ken M. Davee and David H. Sanders, the sole shareholders of DS Medical, are also directors and executive officers of the Company (see ITEM 9. Directors and Executive Officers of the Registrant).


Sale and Leaseback of Land and Building

On August 7, 1987, BCI International sold to Ken M. Davee real estate and improvements occupied by the Company and utilized as its executive offices and production facilities. Prior to the sale of said property, the Company owned the real estate and improvements subject to a mortgage given in connection with their acquisition, which was financed by means of Industrial Development Revenue Bonds (the "IDRB").

The selling price of $670,000 was determined based upon an appraisal obtained by the Company. Consideration received on the sale was utilized to satisfy the IDRB indebtedness, and other short-term debt obligations outstanding.

Upon consummation of the sales transaction, the Company and Mr. Davee entered into Lease (the "Lease") and Option to Purchase (the "Option") agreements relating to the property sold. Under the terms of the Option, BCI had the right to purchase the leased property at any time after the initial term of the Lease for $670,000 plus increases in the consumer price index as defined in the agreement. BCI International purchased the building from Mr. Davee on June 30, 1995 based on the terms of the aforementioned Option to Purchase. The purchase price plus filing fee costs was $812,899, as calculated per the terms of the agreement.


                       NARRATIVE DESCRIPTION OF BUSINESS

The Company's Products

BCI International is a designer and manufacturer of primarily non-invasive real time patient monitoring equipment. BCI's products are used to monitor respiration, blood gases, exhaled gases, anesthetic agent gases, blood pressure and related cardiovascular/pulmonary functions. Non-invasive monitoring is vital to patient care in operating and emergency rooms, intensive care units, critical care units and neonatal facilities. Additionally, these monitoring techniques have proven invaluable for recovery rooms, radiology, respiratory therapy, out-patient care and ambulatory, as well as home, applications.

Today, BCI's product line includes monitoring devices for oxygen saturation, anesthetic agents, ECG, both invasive and non-invasive blood pressure, temperature, respiration, carbon dioxide and nitrous oxide. BCI engineers and technicians continue to expand the Company's technology base by developing new products and combining existing ones in new ways to meet the medical community's fast-growing and changing needs.

In fiscal 1995, BCI introduced a combination temperature/oximeter monitor, using the popular handheld oximeter released in 1993 as the base oximeter unit, and adding a tympanic temperature feature to it. Additionally, a new Vital
Signs Monitor was released in 1995 that offers a wide variety of monitoring options, including Pulse Oximetry, ECG, non-invasive and invasive blood pressures and temperature. In fiscal 1995 the company also developed a disposable sensor cover, called an OxiLink(TM), to be used with reusable patient sensors. This will allow for a low cost alternative to disposable sensors while providing the same benefits. In fiscal 1994, several new products were introduced, which include a new handheld pulse oximeter, based on the one released in 1993, but having the additional capabilities of alarms and a charging base. Additionally, in 1994 BCI introduced a handheld version of its capnometer, which allows for the measurement of exhaled carbon dioxide. This unit, due to its reduced size, allows for portability and spot check use, which are not as practical in the larger capnometers available. Lastly, desflurane, a new anesthetic agent gas was added to the capabilities of BCI's Anesthetic
Agent Monitor, giving the unit the capacity to measure this gas. Fiscal 1993 new product introductions included a hand-held pulse oximeter, invasive blood pressure and temperature, which was added as an option to the Company's
Multigas Monitor, and a new cost effective Capnograph/Oximeter which is being offered solely to BCI's international customers.

BCI's mission is to continue to provide comprehensive monitoring systems for reliable and cost-effective patient care, and, consequently, management contemplates that new products will continue to be added to its product lines.


Marketing and Distribution

Domestically, BCI International monitoring systems are marketed in the United States directly through Company sales representatives. Health care facilities, principally hospitals, are typically the purchasers of the Company's systems. With the addition of the hand-held pulse oximeter to the BCI product line, we are now entering alternate care markets also, such as emergency medical services and home health care. International sales, promoted through medical distributors worldwide, account for approximately 47% of revenues. Additionally, BCI technologies are marketed to original equipment manufacturers
(OEM) as individual components or as finished, private label products, and are in turn then sold to end users.


Competition

The Company is in an industry characterized by rapid technological change. Equipment performance, reliability, ease of use and price are important competitive considerations. The Company has a number of competitors in each of its product areas, many of which are larger and financially stronger than BCI.

Competition continues to cause price reductions in the industry. The Company is continually seeking manufacturing cost reductions, but there can be no assurance that these cost reductions will offset the impact of potential price declines.


Manufacturing

The Company's products are manufactured and assembled in its Waukesha, Wisconsin facility. The manufacture of the Company's products involves certain techniques which, in the opinion of management, are proprietary.



Raw Materials

Raw materials utilized by the Company in its manufacturing process are generally available from a number of domestic commercial sources. Since the Company has experienced delivery delays and lead times as long as 22 to 24 weeks in acquiring certain electronic components, which is common in the industry, it closely monitors and maintains higher inventory levels for such components than for other raw materials.


Inventory

The Company maintains inventories of previously described materials and finished goods at levels believed to be consistent with anticipated sales and at levels required to respond quickly to customers needs. Inventories of demonstration equipment are also maintained for use by BCI's salespeople. BCI also maintains an inventory of finished goods to loan to customers at their request when the Company is servicing their units. See "Service and Warranty" below in this ITEM 1.

The Company will, in general, not accept returns except consistent with the terms of its warranties.

To the best of the Company's knowledge, the foregoing practices are consistent with the practices of the industry.


Service and Warranty

A two year warranty is extended on all BCI International monitoring equipment. During this time, the Company warrants to the purchaser that the equipment is free from defects in material and workmanship. Any repairs needed during this time period will be made free of charge to the customer unless the repairs required are due to intentional damage. Service in foreign countries is provided primarily by the Company's foreign distributors.

In the event a monitor requires service, the Company's policy during the warranty period is to provide a free replacement on loan at the customer's request, which dictates the Company to maintain an inventory of monitors for this purpose. BCI services monitors principally in its Waukesha, Wisconsin facility. The Company also employs a field service representative in the state of Maryland. The Company believes that this approach generally permits the customer to promptly have a replacement system when needed and provides quality repair service.


Backlog

The Company had approximately $6,340,000 in backlog orders believed to be firm at August 31, 1995, as compared to approximately $5,551,000 at August 31, 1994. The increase in backorders is due primarily to BCI's overall increase in business. The Company's order activity is not seasonal in nature. The Company usually manufactures and ships equipment ordered within 2 to 15 days following receipt of an order, unless the customer requests later release dates.


Research and Development

The Company's research and development activities are dedicated to both product enhancement and new product development. At the date of this report, the Company employs fifteen trained technicians and engineers, and utilizes outside experts. For the two years ended June 30, 1995, the Company incurred research and development expenses of $1,872,215, all of which were Company sponsored.
Of this amount, $882,278 was attributable to fiscal 1995 and $989,937 to fiscal 1994.


Patents

The Company owns numerous domestic patents related to its products.
The electronic medical instruments industry is permeated with patented products and processes and new patents are being issued regularly. Therefore, the Company cannot be certain that its existing products, or those it expects to produce, do not infringe on valid patents owned by others, or will not be subject to technological obsolescence.


Government Regulation

The medical devices manufactured and marketed by BCI are subject to regulation by the federal Food and Drug Administration ("FDA"), and, in many cases, by foreign governments. Under the Federal Food, Drug and Cosmetics Act ("FDC Act"), as amended, manufacturers of medical devices must comply with certain provisions and regulations promulgated by the FDA governing the testing, manufacturing, packaging and marketing of medical devices. Under the FDC Act, medical devices are subject to different levels of review, the most comprehensive of which requires that a device receive pre-market approval by the FDA for commercial distribution in the United States.

As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, such as general controls provisions which include manufacturing process requirements. The Company's manufacturing processes and facility are subject to a biannual inspection by the FDA. The FDA has the power to order a limited detention of products and to exercise other remedies where it finds the devices to be in violation of the FDC Act. BCI believes it
is generally in compliance with the FDA regulations.   Federal and foreign
regulations regarding the manufacture and sale of medical devices are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. The Company also seeks, where appropriate, to comply with safety standards of Underwriters Laboratories, the Canadian Standards Association, the European Community standards and the standards of other countries in which it markets its products.



Environmental Matters

The Company is engaged in only light manufacturing and its capital expenditures, earnings or competitive position have not been, and are not expected to be, materially affected by compliance with federal, state, or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

As of August 31, 1995, the Company employed 105 persons, consisting of 28 in production and 77 in sales, administration, engineering and research.



Financial Information About Export Sales

Export sales, which were principally in Western Europe, South America and the Far East were approximately $11,736,000 and $9,744,000 in fiscal 1995 and 1994 respectively. The increase in sales is a result of many factors. BCI continues to expand its international dealer network and regions covered, and is also expanding its OEM export business. The Company's international OEM business increased by approximately $1.7 million in fiscal 1995 when compared to fiscal 1994. Growth in these sales is attributed to a mix of products, with the biggest increase experienced in the handheld oximeter products. The international sales of the BCI-labeled products increased by approximately $0.3 million. BCI continues to improve its international dealers' performance by providing more technical and training support, traveling to their offices and their accounts more often and holding them more responsible for their performance. All foreign sales are denominated in U.S. Dollars, so the Company is not exposed to foreign currency risk.



ITEM 2.  PROPERTIES

The Company's executive offices and production facilities are located at W238 N1650 Rockwood Drive, Waukesha, Wisconsin. The building contains approximately 14,200 square feet, of which approximately 6,000 square feet constitutes administrative office space, with the balance used for production and storage. As described in ITEM 1., BCI purchased this facility on June 30, 1995. It was previously leased from a related party. Additionally, the Company leases approximately 5,500 square feet of office space which is used for engineering, research and development in a building adjacent to the production facility.
The Company also leases space at an outside location for file storage purposes only. The Company believes these facilities are adequate to meet its needs.

The Company owns all of its machinery and manufacturing equipment, and leases certain office equipment. The Company does not anticipate the need to purchase any material amounts of capital equipment in the coming fiscal year.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1995, no matters were submitted to a vote of security holders.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock ($.02 par value) is traded in the over-the-counter market. Price quotations are recorded on the Bulletin Board.

The following table sets forth the bid and asked quotations for the Company's common stock for the quarterly periods indicated, as provided by the National Quotation Bureau. These quotations reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                            Bid                             Asked
                                            ---                             -----
                                   High              Low              High             Low
                                   ---               ----             ---              ---
Fiscal year ended
June 30, 1994
         1st Quarter                1               1/2             1 1/2             1
         2nd Quarter              1/4               5/8             1 3/4            1 3/8
         3rd Quarter                3                1              4 1/4            1 1/2
         4th Quarter                3              1 3/4            4 1/4            3 1/4


Fiscal year ended
June 30, 1995
         1st Quarter              3 1/2            2 1/2              5              3 1/2
         2nd Quarter              3 1/2            2 1/2              5              3 1/2
         3rd Quarter              3 1/8            2 1/2            4 1/8            3 1/2
         4th Quarter                5              1 3/4              7              3 1/2


The approximate number of record holders of the Company's common stock on August 31, 1995 was 800. BCI International has not paid dividends on its common stock. The Company does not anticipate paying any such dividends, and further, is restricted from declaring or paying dividends without the prior written consent of the banking institution with which it currently has a lending facility.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company realized net income before income tax expense and cumulative effect of accounting change of $6,734,618 in 1995, as compared to net income of $3,503,609 in 1994. Based upon the weighted average number of common and common equivalent shares outstanding, these translate into net income per share of $.52 and $.27, respectively, in 1995 and 1994. Net income realized in fiscal 1995 and 1994 after income tax expense and cumulative effect of accounting change is $4,259,843 and $7,391,404. The difference between these two amounts is primarily due to the cumulative effect of accounting change discussed in more depth below. It is the opinion of management that these amounts may be compared, and are attributable to the factors discussed below.

Net sales in fiscal 1995 increased by $7,194,492, or by 40.3% when compared to fiscal 1994. Sales of BCI's low cost, high quality hand-held pulse oximeter and its componentry continue to grow, accounting for much of the sales increase in fiscal 1995. Sales of the hand-held oximeter during this fiscal year were approximately $7.2 million versus $4.9 million world-wide in fiscal 1994. Continued expansion of the Company's products into international OEM markets and sales to domestic OEM accounts who sell into markets we do not sell into were the other reasons for the substantial increase in the sales of BCI International. International OEM sales increased from $4,266,000 in 1994 to $5,970,000 in fiscal 1995. The sales increase in the international OEM arena is due to many factors which include increased sales of its low cost hand-held pulse oximeter and sales of the next generation handheld oximeter released in fiscal 1994. Domestic OEM sales increased $1.6 million from fiscal 1994 to fiscal 1995. Selling prices have not fluctuated significantly during these time periods.

Cost of goods sold as a percentage of net sales decreased slightly in fiscal 1995, going from 46.0% in fiscal 1994 to 45.1% in fiscal 1995. The decrease is primarily due to decreased raw material costs.

Selling, general and administrative expenses increased by approximately $1,000,000 when comparing 1995 to 1994. The increase is primarily attributable to an increased investment in the domestic sales departments to support and improve on the sales increase discussed above. During fiscal 1995, BCI realized a full year's effect of adding several new domestic sales territories, which totaled 21 at the end of fiscal 1995, and increased the amount spent to support those territories. Additionally, marketing expenditures increased, primarily in the areas of journal advertising and trade shows. BCI feels these increases were needed to strengthen the domestic sales efforts and position the Company for the future. Additional investments were also made in BCI's international sales efforts, which included adding several new sales territories. BCI now employs 4 international sales representatives, who manage sales in approximately 65 countries. Increases were also incurred in general administrative and payroll expenses. It should be noted, however, that selling, general and administrative expenses decreased as a percent of sales in fiscal 1995 when compared to fiscal 1994, going from 27.5% in fiscal 1994 to 23.6% in fiscal 1995.

Research and development expenses increased only slightly when comparing fiscal 1995 to 1994.

Interest expense decreased in fiscal 1995 due to the long-term debt and related accrued interest being paid off in full during the third quarter of fiscal 1995.

The Company adopted Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994. Under this method, a deferred tax asset of $5,196,600 was recognized in fiscal 1994, based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. BCI recognized income related to the deferred tax asset in the amount of $5,196,600 in fiscal 1994, which recorded the effect of the accounting change. Due to the taxable income earned in fiscal 1994, deferred income tax expense of $1,209,600 was recognized. In fiscal 1995, BCI recognized $2,337,000 of deferred income tax expense. It is expected that the deferred tax assets resulting from net operating loss carryforwards and various credit carryforwards will be utilized prior to their expiration based on BCI's expectation of future profitable operations; probably in fiscal year 1996.

Current income tax expense recognized in fiscal 1995 and 1994 is related to the federal alternative minimum tax. The Company has net operating loss carryforwards at June 30, 1995 in the amount of $1.965 million for federal income tax purposes.

It is management's opinion that the Company's future success is primarily a function of its sales level. Management believes that it is not only necessary to improve the sales of the Company's products which were available for sale this year, but also to introduce other products to provide increased revenue. Plans are in progress to achieve these results.

The impact of inflation on Biochem's operations for the two years ended June 30, 1995 was nominal. All export sales are denominated in U.S. currency and therefore, the Company is not exposed to foreign currency risk.

Liquidity and Capital Resources

The increase in net income recorded in the current year helped to improve the Company's working capital position. The additional working capital provided by the income helped to finance the growth discussed above and to pay off the $4.3 million of debt and related accrued interest during fiscal 1995. Additionally, the Company was able to purchase the building it occupies during fiscal 1995 and had approximately $2.6 million in cash and equivalents at June 30, 1995. The Company intends to use these funds and funds generated in fiscal 1996 to continue its growth into fiscal 1996 and beyond.

As a result of sales increases experienced in fiscal 1995 versus 1994, the accounts receivable balance grew by approximately $1,000,000, or 37%, whereas sales grew by 40%. The Company continues to place emphasis on tight credit and collection procedures. It is anticipated that this collection experience will continue into fiscal 1996.

Inventory levels decreased in fiscal 1995 versus fiscal 1994 primarily due to decreased inventories of demonstration equipment used by the sales force and decreased raw material and work-in-process balances. Additionally, inventory related to new products recently released or soon to be released on hand at the end of fiscal 1994 was sold in early 1995. It is expected that inventory balances will increase slightly to meet increased demand during fiscal 1996.


The increase in property, plant and equipment in fiscal 1995 over 1994 is principally due to the purchase of the building which BCI occupies in Waukesha, WI. The balance of the increase is due to miscellaneous asset purchases.

Trade accounts payable and accrued liabilities decreased by 21% when comparing fiscal 1995 to 1994. This decrease is directly related to the decreased inventory levels discussed above.

Related party debt and related deferred interest were paid off in fiscal 1995. Based on current cash balances and anticipated growth rates, BCI does not expect to need additional debt to fund current operations.

The Company has experienced improved liquidity over the past fiscal year. Operating activities of the Company have been the main source of this liquidity. It is the belief of management that if operations continue at the same level, funds generated from operations will be adequate to fund working capital requirements, both in the short and long term. The cash flows and bank line of credit could provide additional funds if deemed necessary.

The Company currently has in place a bank loan and security agreement that provides due on demand borrowings under a line of credit not to exceed the lesser of the borrowing base or $2,000,000. The borrowing base, as defined in the agreement is the sum of 80% of eligible accounts receivable and 25% of eligible inventory. Interest is calculated based on the LIBOR rate. The borrowing base exceeds $2.0 million, and there was no balance outstanding at June 30, 1995, so the available credit is $2,000,000.

It is the belief of management that if continued success in the achievement of the above-noted goals is experienced, funds generated from future operations and borrowing potential under the bank line of credit will be adequate to fund the Company's working capital requirements during 1996.

BCI does not anticipate paying dividends on its common stock.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Accountants



To the Stockholders
    and Directors of
Biochem International Inc.


We have audited the accompanying balance sheets of Biochem International Inc. as of June 30, 1995 and 1994, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biochem International Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.


Milwaukee, Wisconsin
September 1, 1995

BIOCHEM INTERNATIONAL INC.

BALANCE SHEETS
JUNE 30, 1995 AND 1994



                 ASSETS                                                  1995                 1994
                                                                         ----                 ----
Current assets:
  Cash and cash equivalents                                         $  2,628,445           $  1,756,578
  Accounts receivable, net of allowance for
     doubtful accounts of $100,000 and $75,000,
     respectively                                                      3,751,377              2,722,177
  Inventories                                                          2,686,501              3,712,518
  Deferred income taxes (Note 8)                                       1,470,000              1,820,900
  Prepaid expenses                                                        43,538                 50,317
                                                                    ------------           ------------
         Total current assets                                         10,579,861             10,062,490

Related party receivable                                                 101,828                101,828
Deferred income taxes (Note 8)                                           180,000              2,166,100
Property and equipment, net                                            1,437,690                431,165
Other                                                                      5,483                  5,483
                                                                    ------------           ------------

         Total assets                                               $ 12,304,862           $ 12,767,066
                                                                    ============           ============


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                           $  1,463,067           $  2,084,890
  Accrued liabilities:
     Salaries, wages and commissions                                     502,055                483,960
     Other                                                               226,413                190,923
  Related party debt                                                        -                 4,156,309
                                                                    ------------           ------------
         Total current liabilities                                     2,191,535              6,916,082

Stockholders' equity:
  Preferred stock, $1.00 par value,
     authorized 1,000,000 shares; none issued                               -                      -
  Common stock, $.02 par value,
     authorized 14,000,000 shares; 13,083,284
     and 13,073,284 shares issued and outstanding,
     respectively                                                        261,666                261,466
  Additional paid-in capital                                          11,698,173             11,695,873
  Accumulated deficit (Note 8)                                        (1,846,512)            (6,106,355)
                                                                    ------------           ------------
                                                                      10,113,327              5,850,984
                                                                    ------------           ------------

         Total liabilities and stockholders' equity                 $ 12,304,862           $ 12,767,066
                                                                    ============           ============



The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC.

STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                                1995            1994            1993  .
                                                            -------------    -----------    -----------
Net sales                                                   $25,055,637      $17,861,145    $12,856,844
Cost of goods sold                                           11,310,236        8,214,569      5,897,207
                                                            -----------      -----------    -----------
         Gross profit                                        13,745,401        9,646,576      6,959,637

Selling, general and
  administrative expenses                                     5,917,249        4,915,728      3,720,310
Research and development expenses                             1,139,792        1,122,293      1,046,450
                                                            -----------      -----------    -----------
         Income from operations                               6,688,360        3,608,555      2,192,877

Interest expense                                               (105,379)        (215,794)      (377,382)
Other income, net                                               151,637          110,848         39,091
                                                            -----------      -----------    -----------
         Income before income tax expense
           and cumulative effect of
           accounting change                                  6,734,618        3,503,609      1,854,586

Income tax expense (Note 8):
  Current                                                       137,775           99,205         46,157
  Deferred                                                    2,337,000        1,209,600           - .
                                                            -----------      -----------    -----------
                                                              2,474,775        1,308,805         46,157

         Income before cumulative effect of
           accounting change                                  4,259,843        2,194,804      1,808,429

Cumulative effect of
  accounting change (Note 8)                                        -          5,196,600           - .
                                                            -----------      -----------    -----------

         Net income                                         $ 4,259,843      $ 7,391,404    $ 1,808,429
                                                            ===========      ===========    ===========


Income per common and common equivalent share:

Before cumulative effect of accounting change               $      0.32      $      0.17    $      0.14
Cumulative effect of accounting change                              -               0.39           -  .
                                                            -----------      -----------    -----------

         Net income                                         $      0.32      $      0.56    $      0.14
                                                            ===========      ===========    ===========


Weighted average common stock
  shares outstanding                                         13,158,861       13,129,166     13,090,141
                                                            ===========      ===========    ===========



The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                           Additional                    Total
                                          Common Stock      Paid-in    Accumulated   Stockholders'
                                    Shares        Amount    Capital      Deficit       Equity
                                    ------       -------   ---------- ------------- --------------
Balances, July 1, 1992             5,070,084  $  101,402 $  9,847,937 $(15,306,188) $  (5,356,849)

Net income                             -           -            -        1,808,429      1,808,429

Exercise of common stock warrants
  at $.25 per share                8,000,000     160,000    1,840,000         -         2,000,000
                                  ----------  ---------- ------------ ------------- --------------

Balances, June 30, 1993           13,070,084     261,402   11,687,937  (13,497,759)    (1,548,420)


Net income                             -           -            -        7,391,404      7,391,404

Exercise of common stock options
  at $.25 per share                    3,200          64        7,936         -             8,000
                                  ----------  ---------- ------------ ------------- --------------

Balances, June 30, 1994           13,073,284     261,466   11,695,873   (6,106,355)     5,850,984


Net income                             -           -            -        4,259,843      4,259,843

Exercise of common stock options
  at $.25 per share                   10,000         200        2,300         -             2,500
                                  ----------  ---------- ------------ ------------- --------------

Balances, June 30, 1995           13,083,284  $  261,666 $ 11,698,173 $ (1,846,512) $  10,113,327
                                  ==========  ========== ============ ============= =============




The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                  1995           1994          1993
                                                              -----------    -----------   -----------
Cash flows from operating activities:
  Net income                                                  $ 4,259,843    $ 7,391,404   $ 1,808,429
  Adjustments to reconcile to net cash provided
      by operating activities:
    Cumulative effect of change in
      accounting for income taxes (Note 8)                           -        (5,196,600)         -
    Deferred income taxes (Note 8)                              2,337,000      1,209,600          -
    Deferred interest and amortization of
      debt discount and issuance costs                               -           203,483       313,493
    Depreciation                                                  198,380        129,600        80,380
    Change in assets and liabilities:
      Accounts receivable                                      (1,029,200)      (378,016)   (1,441,201)
      Inventories                                               1,026,017     (1,395,271)      (70,816)
      Prepaid expenses and other                                    6,779         (8,750)      (19,032)
      Accounts payable and accrued liabilities                   (568,238)       898,257       396,702
                                                             -------------   ------------   ----------

      Net cash provided by operating activities                 6,230,581      2,853,707     1,067,955
                                                             -------------   ------------   ----------

Cash flows from investing activities:
  Property and equipment additions                             (1,204,905)      (215,755)     (139,972)
                                                             -------------   ------------   ----------

Cash flows from financing activities:
  Payments on long-term debt                                   (4,156,309)      (117,835)   (2,524,000)
  Net payments under bank line of credit                              -         (710,000)     (390,000)
  Exercise of common stock warrants                                   -              -       2,000,000
  Loan to shareholder                                                 -         (101,828)         -
  Proceeds from exercise of stock options                           2,500          8,000          -
                                                             -------------   -----------    ----------

Net cash used for financing activities                         (4,153,809)      (921,663)     (914,000)
                                                             -------------   -----------    ----------

Net increase in cash and cash equivalents                         871,867      1,716,289        13,983

Cash and cash equivalents:
  Beginning of year                                             1,756,578         40,289        26,306
                                                             -------------   ------------   -----------

  End of year                                                 $ 2,628,445    $ 1,756,578   $    40,289
                                                             ============    ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  2,182,348    $    12,312   $   646,457

  Cash paid for income taxes                                 $    146,025    $    99,205   $    34,321



The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Biochem International Inc. (the Company) designs and manufactures medical equipment used in the monitoring of respiration, blood gases, exhaled gases, anesthetic agent gases and related cardiovascular functions. The following is a summary of significant accounting policies of the Company:

a. REVENUE RECOGNITION: The Company recognizes revenue from product sales upon shipment to the customer.

b. CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with a high credit quality financial institution. The Company's trade receivables subject it to credit risk as its customers are primarily health care providers, both domestically and internationally. The Company's international receivables are generally supported by letters of credit denominated in U.S. dollars. The domestic receivables are generally not collateralized.

c. CASH EQUIVALENTS: All highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

d. INVENTORIES: Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Loaner and demonstration equipment is recorded at cost and included in inventory until sold.

e. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of these assets. The estimated useful lives are principally 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over the life of the lease. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

f. INCOME TAXES: Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

g. NET INCOME PER SHARE: Net income per common and common equivalent share is computed based on the weighted average common shares outstanding, including common stock equivalents.

h. RECLASSIFICATIONS: Certain items in the prior year's financial statements have been reclassified to conform with the 1995 presentation.

2.  INVENTORIES:
Inventories are comprised of:

                                                                 1995                      1994
                                                                 ----                      ----
Finished goods                                              $   311,751              $    151,278
Loaner and demonstration                                        804,708                 1,009,255
Work-in-process                                                 644,977                 1,544,694
Purchased material                                              925,065                 1,007,291
                                                            -----------               -----------
                                                            $ 2,686,501               $ 3,712,518
                                                            ===========               ===========

3.  PROPERTY AND EQUIPMENT:
Property and equipment consists of:

                                                               1995                      1994
                                                               ----                      -----
Land                                                        $    88,200               $    -
Building                                                        724,699                    -
Leasehold improvements                                          126,841                    85,090
Machinery and equipment                                       1,110,868                   802,206
Office furniture and equipment                                  207,993                   166,400
                                                            -----------               -----------

                                                              2,258,601                 1,053,696
Less accumulated depreciation                                   820,911                   622,531
                                                            -----------               ------------

                                                            $ 1,437,690               $   431,165
                                                            ===========               ===========


In April 1995, the Company purchased land and building for $812,899 from a shareholder of DS Medical Products Co. (DS) who is also an officer and a director of the Company. DS owns approximately 79% of the Company's common stock. The Company had leased the land and building from the same party prior to its purchase. The Company incurred lease expense of $84,500, $74,000 and $60,000 in 1995, 1994 and 1993, respectively.



4.  NOTE PAYABLE:

The Company has a bank loan and security agreement which, as amended December 1, 1994, provides for borrowings that are due on demand under a line of credit not to exceed the lesser of the Borrowing Base or $2,000,000. The Borrowing Base is the sum of 80% of eligible accounts receivable and 25% of eligible inventories, as defined. Interest is at the London Interbank Offered Rate (LIBOR) plus 1.85%. The bank has a first priority security interest in the Company's accounts receivable and inventories. The terms of the agreement restrict the Company from paying dividends without prior written consent of the bank. No borrowings were outstanding at June 30, 1995.

5.  LONG-TERM DEBT - RELATED PARTIES:

Long-term debt at June 30, 1994 consists of the following:

1983 debenture payable                                              $  2,079,340
Deferred interest                                                      2,076,969
                                                                    ------------

                                                                       4,156,309
Less current portion                                                   4,156,309
                                                                    ------------

                                                                    $          -
                                                                    ============


The 1983 debenture payable and deferred interest were paid in full during January, 1995.


6.  COMMON STOCK AND STOCK OPTIONS:

Effective October 1, 1992, the Company adopted the 1992 Stock Program which includes a Stock Option Plan and a Restricted Stock Rights Plan. This program provides for the issuance of common stock options to officers, employees and independent consultants. An aggregate of 250,000 shares were originally reserved for issuance under the program. All options available for grant at June 30, 1995 relate to the 1992 stock program.

At June 30, 1995, the Company also has outstanding options to purchase 13,000 shares of common stock under a Stock Option Plan which was terminated in 1991.

Options granted under the Stock Option Plans are exercisable for a period of 10 years at a price equal to market value, as defined, on the date of grant (for 10% or more shareholders, certain of these options are exercisable for a period of five years at a price equal to 110% of market value on the date of grant).

Stock purchase rights granted under the Restricted Stock Rights Plan are exercisable for a period of 30 days at a price equal to 10% of the stock's fair market value at the date of grant. No rights had been granted at June 30, 1995 under this plan.

A summary of activity involving the stock option plans is as follows:

                                                             Option Shares
                                                  ------------------------------------
                                                     1995                      1994
                                                  ----------                ----------
Outstanding, beginning of year                         96,000                    61,200
Granted ($3.313 to $3.375 per share)                   47,500                    40,500
Exercised                                             (10,000)                   (3,200)
Forfeited                                                   -                    (2,500)
                                                   ----------               -----------

Outstanding, end of year
   ($.25 to $3.375 per share)                         133,500                    96,000
                                                   ==========                ==========

Available for grant, end of year                      129,500                   177,000
                                                   ==========                ==========

The former president of the Company had an interest in the common stock of the Company which is held by DS Medical Products Co. On August 1, 1993, the Company paid $101,828 to the former president on behalf of DS Medical Products Co. in exchange for those securities. As a result, the Company has a receivable due from DS Medical Products Co. in the same amount at June 30, 1995 and 1994.




7.  NET INCOME PER SHARE:

The computation of net income per common and common equivalent share assumes that stock options are exercised and are reflected in weighted average common shares outstanding net of treasury shares assumed to be purchased with the exercise proceeds. The computation for 1993 assumes that the warrants, while outstanding, were exercised causing the weighted average common shares outstanding to increase and that payment for the common shares issued is made through discharge of deferred interest. There is no significant difference between primary and fully diluted net income per share. The number of shares used for computing primary net income per share was as follows:

                                                               1995             1994              1993
                                                               ----             -----             ----
Beginning shares outstanding                                13,073,284       13,070,084        5,070,084
Equivalent shares:
  Dilutive stock options based on
    Treasury stock method using
    average market price                                        85,577           59,082           20,057
  Dilutive warrants based on if-converted
    method                                                           -                -        8,000,000
                                                            ----------       ----------       ----------

                                                            13,158,861       13,129,166       13,090,141
                                                            ==========       ==========       ==========




8.  INCOME TAXES:

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective July 1, 1993. The cumulative effect of this adoption on 1994 was an increase in net income of $5,196,600 ($.39 per share). Financial statements for prior years were not restated for the accounting change. In prior years, the Company utilized the provisions of SFAS No. 96, "Accounting for Income Taxes".

Income tax expense recorded in 1995 and 1994 varies from income tax computed using the federal statutory rate because of the effect of state income taxes of $203,000 and $82,000, respectively. Income tax expense recorded in 1993 represents primarily income taxes which are currently payable under the federal alternative minimum tax system for corporations. The regular current income tax computed for the Company, which was $725,000 in 1993, has been eliminated as a result of the utilization of net operating loss carryforwards.

At June 30, 1995, the Company has remaining operating loss carryforwards available for state and federal regular income tax purposes of approximately $4,739,500 and $1,965,600, respectively, expiring in varying amounts during the years 2002 through 2004. The Company has operating loss carryforwards for alternative minimum tax purposes of approximately $3,247,000. The Company also has general business credit carryforwards of $197,300 which expire in varying amounts through 2005, alternative minimum tax credits of $256,000, and state credit carryforwards of $107,000.

Deferred income taxes reflected in the balance sheet at June 30, 1995 and 1994 relate to the following:

                                                               1995             1994
                                                               ----             ----
Deferred tax assets:
Current:
  Federal and state net operating loss
    carryforwards                                           $    695,900     $  1,406,900
  Tax credit carryforwards                                       560,300                -
  Inventories and receivables                                    100,600          110,300
  Accrued employee benefits                                       50,800           50,900
  Other                                                           62,400           53,800
  Related party interest                                               -          199,000
                                                            ------------     ------------
Current deferred tax assets                                    1,470,000        1,820,900
                                                            ------------     ------------
Noncurrent:
  Federal and state net operating loss
    carryforwards                                                211,000        1,775,500
  Tax credit carryforwards                                             -          423,800
                                                            ------------     ------------
                                                                 211,000        2,199,300
Deferred tax liabilities - property
  and equipment, noncurrent                                      (31,000)         (33,200)
                                                            ------------     ------------

Net noncurrent deferred tax assets                               180,000        2,166,100
                                                            ------------     ------------

Total net deferred tax assets                               $  1,650,000     $  3,987,000
                                                            ============     ============


The Company believes that it is more likely than not that the net operating loss carryforwards and various credit carryforwards, described above, will be utilized prior to their expiration based on the Company's expectation of future profitable operations and the periods available to realize these future tax benefits. Therefore, no valuation allowance for total net deferred tax assets has been recorded.

9.  EXPORT SALES:

Export sales, principally to the Far East, Central and South America and Western Europe, were $11,736,000, $9,744,000 and $7,609,000 in 1995, 1994 and
1993, respectively.  The Company's export sales are denominated in U.S.
currency.



10.  EMPLOYEE BENEFIT PLAN:

The Company sponsors a defined contribution plan for all eligible employees of the Company. Employees may contribute up to 12% of their compensation and the Company provides a matching contribution of 50% of the employees' contributions up to 6% of the employees' compensation. The Company's contributions to the Plan were $117,270, $87,074 and $39,960 in 1995, 1994 and 1993, respectively.

The Company is not obligated to provide any postretirement medical or life insurance benefits to employees.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The directors and principal executive officers of the Company and their offices are:


         Name                                      Age              Office
         ----                                      ---              ------
         Ken M. Davee (1)                          87               Director - Class I, Vice Chairman of the Board of
                                                                    Directors and Secretary

         David H. Sanders (1)                      64               Director - Class I, Chairman of the Board of
                                                                    Directors, Chief Executive Officer, Treasurer and
                                                                    Assistant Secretary

         Lee J. Knirko                             72               Director - Class II

         Frank A. Katarow                          36               President and Chief
                                                                    Operating Officer

         Keith R. Harper                           46               Senior Vice President,
                                                                    Sales

         Ann M. Johnson                            33               Vice President, Finance and Operations

         Robert H. Wesel                           36               Vice President, International Sales

         Mark S. Geisler                           43               Vice President, Engineering

         Donald Alexander                          40               Vice President, Regulatory Affairs

         Richard E. Zimmerman                      56               Vice President, National Accounts

(1) Member of the Executive Committee

All directors are elected for two (2) year terms and serve until their respective successors are duly elected and qualified. The terms for Classes I and II expire as of the date set for the annual stockholders' meeting for fiscal years ending June 30, 1996 and June 30, 1995, respectively. Officers are appointed for a one (1) year term unless sooner replaced. Each of the above individuals has served in the capacities indicated since September 14, 1984, except as stated below.


MR. DAVEE holds a degree from Northwestern University Business School. Prior to 1936, he was employed in various market research capacities. In 1936, he founded Davee, Kohnlein and Keating Company, a marketing research and consulting firm, of which company he was a principal until its sale in 1969. Thereafter, he has been self-employed as a private investor. In 1973, he, along with Mr. Sanders, purchased an approximately 94% interest in Medical Engineering Corporation ("MEC"), a manufacturer of silicone rubber implants and other medical products located in Racine, Wisconsin, which they operated from 1973 until its sale at the end of 1982 to Bristol-Myers Company.

MR. SANDERS received an undergraduate degree and, in 1956, a Masters in Business Administration from the University of Wisconsin. Prior to his employment in 1973 by MEC, Mr. Sanders was with Pfizer International for four
(4) years, and Sandoz, Inc., for fifteen (15) years, at which companies he was involved in marketing and general management. In 1973, he became President and Chief Executive Officer of MEC, a position he held through December of 1984. Mr. Sanders served as President of the Company from September 4, 1984 to October 4, 1984 at which time he commenced serving as Chairman and Assistant Secretary.

MR. KNIRKO, a certified public accountant, is presently treasurer of the Dr. Scholl Foundation, a non-profit organization. He is a former audit manager of Peat, Marwick, Main & Co. (now KPMG Peat Marwick), an accounting firm.

MR. KATAROW has been employed by the Company since October, 1980 serving in various capacities including Mechanical Designer, Manager of Product Design, Manufacturing Manager, Director of Operations and was then promoted to Vice President of Operations in June, 1990.
Responsibility for OEM Sales was added in January, 1991. He was promoted to Senior Vice President and General Manager on March 1, 1992 and further promoted to Executive Vice President effective January 1, 1993. On November 1, 1993 he became President and Chief Operating Officer of the Company.

MR. HARPER has been employed by the Company since October, 1981, serving in various capacities including National Service Manager, General Manager-Quality Assurance and Service, Director of Regulatory Affairs, Director of Operations, and Vice President of Operations since December, 1986. In 1990 he became Vice President of International Sales. On November 1, 1993 he commenced serving as Senior Vice President, Sales.

MS. JOHNSON, a certified public accountant, received a Bachelor of Business Administration degree in Accounting and in Risk Management and Insurance from the University of Wisconsin in Madison in 1984. Prior to her employment at BCI, she worked on the audit staff at Deloitte, Haskins & Sells (now Deloitte & Touche) from 1984 to 1987 and at Coopers & Lybrand from 1987 to 1990. She joined BCI in April, 1990 and has been Vice President of Finance and Personnel since December, 1991. On November 1, 1993 she was promoted to Vice President of Finance and Operations.

MR. WESEL worked in the health care field for over ten years before starting at BCI in January, 1991. He received an associates degree from MATC in Business Management and is also a certified cardiopulmonary technologist and a pulmonary functions technologist. His most recent clinical position was as Technical Director/Business Manager of Anesthesia at a 400 bed hospital. Since coming to BCI, he has held several positions, including Manager of Clinical Applications, Territory Sales Manager and Director of Marketing Services. After a brief hiatus from the company in fiscal 1994, he was became Vice President of International Sales effective January 4, 1994.

MR. GEISLER came to BCI in November, 1994 as Vice President of Engineering from Marquette Electronics. He worked at Marquette for 14 years at various positions in the areas of Research and Development, most recently as Director of Research and Development. He received his undergraduate degree in Electrical Engineering from the University of Wisconsin in Madison and his masters degree in

Electrical Engineering from Marquette University. He is currently attending Marquette University in pursuit of a Doctorate Degree in Electrical Engineering.

MR. ALEXANDER started at BCI in August, 1992 as Engineering Manager. In August, 1994 he transferred to the regulatory affairs department, becoming Regulatory Affairs Manager, and was promoted to Vice President, Regulatory Affairs in May, 1995. Before coming to BCI, Mr. Alexander was a project leader at Life Fitness Corp., an equipment manufacturer in Illinois. He has a Bachelors Degree in Electrical Engineering from the University of Maine.

MR. ZIMMERMAN earned a degree in Business Administration from the University of Wisconsin - Eau Claire. His experience includes over 20 years in sales and sales management positions in the medical products industry, with both wholesale distributors and manufacturers. Prior to joining BCI, he served as Vice President of Sales and Marketing for the E.F. Brewer Company. He joined BCI in January, 1993 as Director of Sales for the domestic sales group and was appointed to the position of Vice President of National Accounts in November, 1993.



Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons holding ten percent or more of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All forms were filed as required under Section 16(a).

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and cash-equivalent forms of remuneration for services to the Company during fiscal 1995 of all executive officers of the Company who were paid in excess of $100,000 during fiscal 1995:


                                                                                           Long-term
                                                            Annual Compensation           Compensation
                                                   ----------------------------------     ------------
                                                                                             Stock
Name and Capacity                 Year             Salary($)                 Bonus($)      Options(#)
- -----------------                 ----             ---------                 --------      ----------
David H. Sanders
Chairman and CEO                   1995            $180,000                     -0-             -0-
                                   1994              64,615                     -0-             -0-
                                   1993              58,385                     -0-             -0-

Frank A. Katarow
President and COO                  1995            $129,000                  $30,100          10,000
                                   1994             114,519                   26,500          12,500
                                   1993              96,923                   18,250          10,000

Keith R. Harper
Senior Vice President              1995            $117,500                     -0-            6,000
                                   1994             107,308                     -0-            8,000
                                   1993              80,000                    1,500           5,000

Robert H. Wesel
Vice President                     1995            $105,462                     -0-            6,000
                                   1994*             51,101                     -0-            2,000
                                   1993              61,904                     -0-             -0-


* Mr. Wesel was not employed by BCI for all of 1994.


No other executive officer's compensation exceeds $100,000.


Directors receive no fees or expense reimbursement allowances.

STOCK OPTIONS
The following table shows, for the year ended June 30, 1995, individual grants of stock options made during the year, to each of the executive officers:

                                           % of Total
                                            Options
                          Options          Granted to               Exercise         Expiration
                          Granted          Employees                 Price              Date
                          ---------        ---------                --------         ----------
D.H. Sanders                -0-               N/A                      N/A              N/A
K.M. Davee                  -0-               N/A                      N/A              N/A
L.J. Knirko                 -0-               N/A                      N/A              N/A
F.A. Katarow               5,000             10.53%                  $3.313           07/02/04
F.A. Katarow               5,000             10.53%                  $3.313           04/19/05
K.R. Harper                3,000              6.32%                  $3.313           07/02/04
K.R. Harper                3,000              6.32%                  $3.313           04/19/05
A.M. Johnson               3,000              6.32%                  $3.313           07/02/04
A.M. Johnson               3,000              6.32%                  $3.313           04/19/05
R.H. Wesel                 3,000              6.32%                  $3.313           07/02/04
R.H. Wesel                 3,000              6.32%                  $3.313           04/19/05
M.S. Geisler               5,000             10.53%                  $3.313           12/01/04
M.S. Geisler               3,000              6.32%                  $3.313           04/19/05
D.J. Alexander               500              1.05%                  $3.313           04/19/05


The following table shows the number and value of options exercised during fiscal 1995 and the value of unexercised options on an aggregated basis at June 30, 1995 for each of the executive officers:

                             Shares                                  Number of                  Value of
                          Acquired on                Value          Unexercised               Unexercised
                            Exercise                Realized         Options at                Options at
                          Fiscal 1995              Fiscal 1995        6/30/95                  6/30/95 (1)
                          -----------              -----------      -----------               ------------
D.H. Sanders                 -0-                      -0-               -0-                       N/A
K.M. Davee                   -0-                      -0-               -0-                       N/A
L.J. Knirko                  -0-                      -0-               -0-                       N/A
F.A. Katarow                 -0-                      -0-              40,500                   $90,743
K.R. Harper                10,000                   $30,625            19,000                    37,692
A.M. Johnson                 -0-                      -0-              24,500                    55,326
R.H. Wesel                   -0-                      -0-               8,000                     5,407
M.S. Geisler                 -0-                      -0-               8,000                     1,500
D.J. Alexander               -0-                      -0-                 500                        94
R.E. Zimmerman               -0-                      -0-                 500                     1,437


(1) Value of unexercised options is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at fiscal year end.

The Company has entered into employment contracts with four of its officers. The agreements, entered into in April, 1995, have a three year term, and are renewable for one year periods thereafter with agreement by both parties. In the event employment is terminated without cause, the employee shall be entitled to: severance pay for the greater of 12 months or one month for each year of service, and continuation of employee benefits for the severance period. The severance period terminates when the employee has found other work if that occurs sooner than the predefined end of the severance period. No long term incentive plans or change-in-control arrangements are currently in force at the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table shows the beneficial ownership of common stock, $.02 par value, of the Company by each person who is known by the Company to be the beneficial owner of five (5) percent or more of such stock as of August 31, 1994:


Name and Address of                    Amount and Nature of              Percent of
 Beneficial Owner                      Beneficial Ownership              Class (2)
- -------------------                    --------------------              ----------
DS Medical Products Co.                 10,335,000 shares,                  78.20%
180 East Pearson                        owned of record
Chicago, Illinois 60611                 and beneficially

Ken M. Davee                                  (1)                            (1)
180 East Pearson
Chicago, Illinois 60611

David H. Sanders                              (1)                            (1)
BCI International
W238 N1650 Rockwood Drive
Waukesha, Wisconsin 53188

(1) Ken M. Davee and David H. Sanders own all of the stock of DS Medical and, therefore, for the purposes of Rule 13d-3 of the Securities and Exchange Commission, may be deemed to beneficially own the BCI stock and rights owned by DS Medical. Such beneficial ownership is disclaimed. The amounts of such stock ownership and rights are not repeated in this table to avoid duplication.


(2) The percent of class calculations above are based on a total class of 13,216,784 shares consisting of 13,083,284 shares issued and outstanding, and 133,500 shares issuable upon exercise of options granted under the Company's Incentive Stock Option Plans. See ITEM 7. Financial Statements and Supplementary Data, Note 6, Common Stock and Stock Options.

The following table shows the ownership of common stock of the Company held beneficially by each director and officer holding shares, and by all directors and officers of the Company as a group, as of August 31, 1995:


Name of                                    Amount and Nature of                       Percent of
Beneficial Owner                           Beneficial Ownership                       Class (3)
- ----------------                           --------------------                      ----------
Ken M. Davee                               125,000 shares-125,000 of                    .95%
                                           record and beneficially (1)

David H. Sanders                           331,900 shares-96,900 of                    2.51%
                                           record and beneficially and
                                           235,000 beneficially (1)(2)

Frank A. Katarow                           43,200 shares-2,700 of                       .32%
                                           record and beneficially,
                                           and 40,500 beneficially as
                                           options

Keith R. Harper                            30,000 shares-11,000 of                       .23%
                                           record and beneficially,
                                           and 19,000 beneficially
                                           as options

Ann M. Johnson                             24,500 shares-24,500                          .19%
                                           beneficially as options

Robert H. Wesel                            12,000 shares-4,000 of                        .10%
                                           record and beneficially,
                                           and 8,000 beneficially
                                           as options

Mark S. Geisler                            8,000 shares-8,000                            .06%
                                           beneficially as options

Donald Alexander                           500 shares-500                                .01%
                                           beneficially as options

Richard E. Zimmerman                       500 shares-500                                .01%
                                           beneficially as options

All directors and                          10,910,600 shares-10,574,600                82.55%
officers as a group                        of record and beneficially,
(8 persons)                                235,000 beneficially, and
                                           101,000 as rights to
                                           acquire (1)(3)

(1)      See footnote 1 to the preceding table.

(2)      Held of record by the Sanders Family Benefit Trust.

(3)      See footnote 2 to the preceding table.


The above beneficial ownership information is based on the information furnished by the specified persons and has been determined in accordance with Rule 13d-3. It is not intended to be an admission of beneficial ownership for any other purpose and includes shares as to which beneficial ownership has been disclaimed. BCI has not received any Schedule 13D or Schedule 13G statements indicating that any person is a beneficial owner of more than 5% of its common stock except as disclosed above.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously discussed, DS Medical, owner of approximately 78.2% of the Company's outstanding common stock, is equally owned by Ken M. Davee and David
H. Sanders. Mr. Davee is Vice Chairman of the Board of Directors and Secretary of the Company. Mr. Sanders serves as Chairman of the Board of Directors, Chief Executive Officer, Treasurer, and Assistant Secretary of the Company.

As discussed in ITEM 1., up until June 30, 1995, Mr. Davee owned the building which the company occupies. BCI purchased the building from Mr. Davee on that date.




Pge 35 of 47

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K

(a)      FINANCIAL STATEMENTS:

                                                                                                             Page
                                                                                                             ----
1.       Included in Part II of this report:
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

         Balance Sheets at June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

         Statements of Income for the years
         ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

         Statements of Changes in Stockholders' Equity for the
         years ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

         Statements of Cash Flows for the years
         ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

2.       Included in Part IV of this report:

         Independent Accountants' Report on Financial Statement
         Schedule for the years ended June 30, 1995, 1994
         and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

         Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

         Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . .  46

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations, or in ITEM 7. Financial Statements and Supplementary Data.

(b)  REPORTS ON FORM 8-K

The following Forms 8-K were filed with the Commission during the quarter ended June 30, 1995 and the period following up to the date of this report:

(1) Form 8-K dated May 23, 1995:

Item 5. Other Events: The Company announced the execution of a Letter of Intent pursuant to which the Company's issued and outstanding capital stock would be acquired by another company in a cash transaction valued at $5.00 per share.


(2) Form 8-K dated July 25, 1995:

Item 5. Other Events: The Company announced termination of negotiations for the proposed acquisition.


(C) EXHIBITS FILED WITH THIS FORM 10-KSB:                                                                  Page
    ------------------------------------                                                                   ----
         3(i)(a) Certificate of Incorporation of registrant
                 filed April 27, 1976 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)

         3(i)(b) Amendment to Certificate of Incorporation
                 filed June 8, 1976 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)

         3(i)(c) Amendment to Certificate of Incorporation
                 filed June 30, 1977  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)

         3(i)(d) Amendment to Certificate of Incorporation
                 filed July 31, 1979  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)

         3(i)(e) Amendment to Certificate of Incorporation
                 filed October 22, 1980 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2)

         3(i)(f) Amendment to Certificate of Incorporation
                 filed September 13, 1984 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (3)

         3(ii)   By-Laws of Registrant as amended through
                 December 19, 1988  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (12)

         4.1     BCI Stock Purchase Warrant to purchase
                 8,000,000 shares of common stock exercisable
                 after 5:00 p.m., Chicago Time, December 31, 1986,
                 through December 31, 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (4)

         10.1    Mortgage Loan and Security Agreement dated as
                 of December 1, 1980, between Registrant and
                 Town of Pewaukee, Wisconsin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (5)

         10.2    1981 Stock Program as amended through June 30,
                 1989 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)

         10.3    Loan Agreement dated July 18, 1984, by and
                 between Biochem International Inc. and
                 DS Medical Products Co.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (6)

         10.4    Amended 10% Debenture due April 1, 1990  . . . . . . . . . . . . . . . . . . . . . . . .  (3)

         10.5    Biochem 10% Debenture, face amount $1,500,000
                 dated September 14, 1984, and due December 31,
                 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (4)

                                                                                                          Page
                                                                                                          ----
         10.6    Security Agreement by and between DS Medical and
                 Biochem dated September 14, 1984, assigning
                 DS Medical a security interest in Biochem's
                 accounts, chattel paper, contracts, contract
                 rights, documents, equipment, fixtures, general
                 intangibles, goods, instruments, inventory,
                 trademarks, trade names, trade secrets and good-
                 will products thereof and certain other assets
                 described therein  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (4)

         10.7    Second Mortgage to BCI's principal offices and
                 manufacturing facility commonly known as W238
                 N1650 Rockwood Drive, Waukesha, Wisconsin  . . . . . . . . . . . . . . . . . . . . . . .  (4)

         10.8    Assignment of Rents to BCI's principal offices and
                 manufacturing facility commonly known as W238 N1650
                 Rockwood Drive, Waukesha, Wisconsin, 53188-1199  . . . . . . . . . . . . . . . . . . . .  (4)

         10.9    Patent Collateral Assignment dated September 18, 1984
                 between BCI and DS Medical with respect to all of BCI's
                 patent applications and patents  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (4)

         10.10   Trademark Collateral Assignment dated September 14, 1984
                 between BCI and DS Medical with respect to all of BCI's
                 trademark applications and trademarks  . . . . . . . . . . . . . . . . . . . . . . . . .  (4)

         10.11   First Amendment to Mortgage, Loan and Security
                 Agreement, Biochem International Inc. and Town of
                 Pewaukee (or Pewaukee City), Wisconsin, dated as of
                 March 1, 1985  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (7)

         10.12   First Supplemental Indenture of Trust, Town of Pewaukee
                 (or Pewaukee City), Wisconsin, and The Marine Trust
                 Company N.A., as Trustee, dated as of March 1, 1985  . . . . . . . . . . . . . . . . . .  (7)

         10.13   Confirmation of Real Estate Mortgage Subordination
                 by DS Medical Products Company dated as of
                 March 1, 1985  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (7)

         10.14   BCI 10% Debenture, Face Amount $500,000, dated
                 September 13, 1985, and due December 31, 1992  . . . . . . . . . . . . . . . . . . . . .  (8)

                                                                                                          Page
                                                                                                          ----
    10.15        Waiver of Defaults by IDRB Bondholder  . . . . . . . . . . . . . . . . . . . . . . . . .  (8)

    10.16        January 1986 Waiver of Default by IDRB Bondholder  . . . . . . . . . . . . . . . . . . .  (9)

    10.17        Promissory Notes, dated July 17, 1986, between
                 Ken M. Davee and David H. Sanders, and BCI . . . . . . . . . . . . . . . . . . . . . . .  (10)

    10.18        Commercial Offer to Purchase, dated July 21, 1987  . . . . . . . . . . . . . . . . . . .  (11)

    10.19        Lease, dated August 7, 1987  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (11)

    10.20        Option to Purchase, dated August 7, 1987 . . . . . . . . . . . . . . . . . . . . . . . .  (11)

    10.22        1992 Stock Option Program, dated October 1, 1992 . . . . . . . . . . . . . . . . . . . .  (14)

    24.0         Consent of Independent Accountants with
                 respect to Company's Form S-8  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47

                              Footnotes to ITEM 14

(1) Previously filed as Exhibits 3(a) through 3(d) respectively to Registrant's Registration Statement on Form S-1 No. 2-65273, and incorporated herein by reference.

(2) Previously filed as Exhibit 20(a) to Registrant's Form 10-Q for the quarter ended September 30, 1980, and incorporated herein by reference.

(3) Previously filed as Exhibits 3(f) and 10.34 respectively to Registrant's Form 10-K for the period ended June 30, 1984, and incorporated herein by reference.

(4)      Previously filed as Exhibits 28.2, 28.1, 28.3, 28.4, 28.5,
         28.7 and 28.8 respectively to Registrant's Form 8-K dated September 13, 1984, and incorporated herein by reference.

(5) Previously filed as Exhibit 10(g) to Registrant's Registration Statement on Form S-1 No. 2-70811, and incorporated herein by reference.

(6) Previously filed as Exhibit 28.1 to Registrant's Form 8-K dated July 18, 1984, and incorporated herein by reference.

(7) Previously filed as Exhibits 10.51, 10.52 and 10.53 respectively to Registrant's Form 10-Q for the quarter ended March 31, 1985, and incorporated herein by reference.

(8) Previously filed as Exhibits 10.45 and 10.47 respectively to Registrant's Form 10-K for the period ended June 30, 1985, and incorporated herein by reference.

(9) Previously filed as Exhibit 10.48 to Registrant's Form 10-Q for the quarter ended December 31, 1985, and incorporated herein by reference.

(10) Previously filed as Exhibit 10.50 to Registrant's Form 10-K for the period ended June 30, 1986, and incorporated herein by reference.

(11) Previously filed as Exhibits 10.1, 10.2 and 10.3 respectively to Registrant's Form 8-K dated August 7, 1987, and incorporated herein by reference.

(12) Previously filed as Exhibit 3(g) to Registrant's Form 10-Q for the period ended December 31, 1988, and incorporated herein by reference.

(13) Previously filed as Exhibit 10.2 to Registrant's Form 10-K for the period ended June 30, 1989, and incorporated herein by reference.

(14) Previously filed as Exhibit 10.22 to Registrant's Form 10-KSB for the period ended June 30, 1993, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      BIOCHEM INTERNATIONAL INC.



Dated: September 22, 1995                        By  /s/ David H. Sanders
                                                     ---------------------------
                                                     David H. Sanders, Chairman
                                                     of the Board of Directors,
                                                     Chief Executive Officer and
                                                     Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of September, 1995.

By   /s/ David H. Sanders                           By   /s/ Ken M. Davee
     ----------------------                              -----------------------
     David H. Sanders, Chairman                          Ken M. Davee, Vice
     of the Board of Directors,                          Chairman, Director and
     Chief Executive Officer and                         Secretary
     Principal Financial Officer


By   /s/ Lee J. Knirko                              By   /s/ Frank A. Katarow
     -----------------------                             --------------------
     Lee J. Knirko, Director                             Frank A. Katarow,
                                                         President and Chief
                                                         Operating Officer


By   /s/ Ann M. Johnson
     --------------------
     Ann M. Johnson, Vice
     President of Finance
     and Operations

Independent Accountant's Report on Financial Statement Schedules



To the Stockholders
  and Directors of
Biochem International Inc.

Our report on the financial statements of Biochem International Inc. is included on page 15 of this Form 10-KSB. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 36 of this Form 10-KSB.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                        COOPERS & LYBRAND L.L.P.

Milwaukee, Wisconsin
September 1, 1995

             SELECTED FINANCIAL DATA (FOR THE YEARS ENDED JUNE 30)
            (in thousands of dollars, except for per share amounts)

                                           1995                1994              1993             1992                 1991
                                           ----                ----              ----             ----                 ----
Operating results:
  Net sales                                 $25,055            $17,861           $12,856         $10,003              $9,730
  Net income before
    cumulative effect of
    change in accounting                      4,259              2,195             1,808           1,062                 364
  Net income                                  4,259              7,391             1,808           1,062                 364

Per share data:
  Net income before
    cumulative effect of
    change in accounting                       0.32               0.17              0.14            0.08                0.04
  Net income                                   0.32               0.56              0.14            0.08                0.04

Other data:
  Weighted average
    shares outstanding                   13,158,861         13,129,166        13,090,141      13,075,506           9,070,084
  Shareholder's equity
    (deficit)                               $10,113             $5,851          ($ 1,548)       ($ 5,357)           ($ 6,418)
  Capital expenditures                        1,205                216               140             205                 112
  Dividends per share                           ---                ---               ---             ---                 ---
  Working capital                             8,490              3,248             2,053             254                 345
  Total assets                               12,305             12,767             5,094           3,489               2,721
  Long-term debt                                ---                ---             3,948           5,897               6,919
  Employees                                     105                 92                84              69                  59

Biochem International Inc.


Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1995, 1994 and 1993





         Column A                          Column B   Column C   Column D   Column E
- -----------------------------------       ---------- ---------- ----------  ---------
                                                       Additions
                                          Balance at  Charged to             Balance
                                           Beginning  Costs and      (a)     at End
       Description                         of Period   Expenses  Deductions of Period
- -----------------------------------       ---------- ---------- ----------  ----------
            1993
            ----
Allowance for doubtful accounts         $   70,000  $  39,699  $   49,699  $  60,000
Allowance for inventory obsolescence       150,000     64,789      64,789    150,000
                                        ----------  ---------  ----------  ---------
         Total                          $  220,000  $ 104,488  $  114,488  $ 210,000
                                        ==========  =========  ==========  =========


            1994
            ----
Allowance for doubtful accounts         $   60,000  $  37,664  $   22,664  $  75,000
Allowance for inventory obsolescence       150,000     99,720      49,720    200,000
                                        ----------  ---------  ----------  ---------
         Total                          $  210,000  $ 137,384  $   72,384  $ 275,000
                                        ==========  =========  ==========  =========


            1995
            ----
Allowance for doubtful accounts         $   75,000  $  55,481  $   30,481  $ 100,000
Allowance for inventory obsolescence       200,000     70,002     120,002    150,000
                                        ----------  ---------  ----------  ---------
         Total                          $  275,000  $ 125,483  $  114,488  $ 250,000
                                        ==========  =========  ==========  =========





__________

 (a) Deductions consist solely of doubtful accounts and inventory written off.