Form 10KSB/A
period 1995-06-30
BIOCHEM INTERNATIONAL INC
filed 1995-10-31
CIK 312833

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Address                                            Telephone Number
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


                                                      BIOCHEM INTERNATIONAL INC.



Dated: October 31, 1995                        By  /s/ Ann M. Johnson
                                                   --------------------
                                                   Ann M. Johnson, Vice
                                                   President of Finance
                                                   and Operations


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of October, 1995.