Form 10-Q
period 1995-09-30
BIOCHEM INTERNATIONAL INC
filed 1995-11-09
CIK 312833

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995

          / / Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                          Commission File No. 0-10005


                           BIOCHEM INTERNATIONAL INC.

A DELAWARE CORPORATION                          IRS EMPLOYER IDENTIFICATION
                                                         NO. 39-1272816



Address                                                 Telephone Number
W238 N1650 Rockwood Drive                                (414) 542-3100
Waukesha, WI  53188-1199


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



The number of shares outstanding of the Company's Common Stock, par value $.02, on September 30, 1995 was 13,086,284.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOCHEM INTERNATIONAL INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                  September 30                June 30
                                                                                     1995                       1995
                                                                               -----------------            -------------
                 ASSETS
Current Assets:
         Cash and equivalents                                                      $ 4,478,901                   $ 2,628,445
         Accounts receivable, less $116,653 and $100,000 allowance
                  for doubtful accounts, respectively                                3,704,669                     3,751,377
         Inventories                                                                 2,964,371                     2,686,501
         Deferred income taxes                                                         795,425                     1,470,000
         Prepaid expenses                                                               34,438                        43,538
                                                                                   -----------                   -----------
         Total Current Assets                                                       11,977,804                    10,579,861

Deferred income taxes                                                                  180,000                       180,000
Property, plant and equipment, net                                                   1,422,403                     1,437,690
Related party receivable                                                               101,828                       101,828
Other                                                                                    5,483                         5,483
                                                                                   -----------                   -----------
         Total Assets                                                              $13,687,518                   $12,304,862
                                                                                   ===========                   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable, trade                                                   $ 1,801,812                   $ 1,463,067
         Accrued liabilities:
              Salaries, wages and commissions                                          411,093                       502,055
              Other                                                                    188,865                       226,413
                                                                                   -----------                   -----------
         Total current liabilities                                                   2,401,770                     2,191,535

Stockholders' equity:
         Common Stock, $.02 par value                                                  261,726                       261,666
         Additional Paid-in Capital                                                 11,699,348                    11,698,173
         Retained Deficit                                                             (675,325)                   (1,846,512)
                                                                                   -----------                   -----------
         Total Stockholders' Equity                                                 11,285,749                    10,113,327
                                                                                   -----------                   -----------
         Total liabilities and stockholders' equity                                $13,687,518                   $12,304,862
                                                                                   ===========                   ===========



The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                          Three Months Ended
                                                                                              September 30
                                                                                         1995             1994
                                                                                  ------------        ------------
Revenues:
     Net sales                                                                   $  6,678,377            $  5,953,784
     Other income                                                                      85,487                  27,702
                                                                                 ------------            ------------
           Total Revenues                                                           6,763,864               5,981,486

Costs and Expenses:
     Cost of goods sold                                                             2,915,969               2,672,025
     Selling, general and administrative                                            1,711,576               1,367,359
     Engineering, research and development                                            279,732                 160,015
     Interest                                                                              --                  51,686
                                                                                 ------------            ------------
            Total Costs and Expenses                                                4,907,277               4,251,085
                                                                                 ------------            ------------

Income before income tax expense                                                 $  1,856,587            $  1,730,401

Income tax expense:
     Current                                                                           10,825                  10,025
     Deferred                                                                         674,575                 670,800
                                                                                  -----------            ------------

Net Income                                                                       $  1,171,187            $  1,049,576
                                                                                 ============            ============

Net Income per Common Share                                                             $ .09                   $ .08
                                                                                        =====                   =====

Weighted Average Number of Common
     Shares Outstanding                                                            13,086,284              13,083,284
                                                                                   ==========              ==========





The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                   September 30
                                                                                            1995                 1994
                                                                                            ----                  ----
Cash flows from operating activities:
      Net income                                                                        $  1,171,187              $  1,049,576
      Adjustments to reconcile net cash provided
          by operating activities:
        Deferred interest                                                                        --                     51,686
        Depreciation                                                                          74,900                    40,662
        Deferred income taxes                                                                674,575                   670,800
        Change in assets and liabilities:
          Accounts receivable                                                                 46,708                  (114,281)
          Inventories                                                                       (277,870)                  (24,779)
          Prepaid expenses and other                                                           9,100                     3,284
          Accounts payable and accrued liabilities                                           210,235                  (694,523)
                                                                                        ------------              ------------
      Net cash provided by operating activities                                            1,908,835                   982,425
                                                                                        ------------              ------------
Cash flows from investing activities:
      Property, plant and equipment additions                                                (59,614)                  (52,645)
                                                                                        ------------              ------------
Cash flows from financing activities:
      Issuance of common stock                                                                 1,235                     2,500
                                                                                        ------------              ------------
Net increase in cash and equivalents                                                       1,850,456                   932,280
Cash and equivalents:
      Beginning of period                                                                  2,628,445                 1,756,578
                                                                                        ------------              ------------
      End of period                                                                     $  4,478,901              $  2,688,858
                                                                                        ============              ============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                                               $   --                   $    --
                                                                                             =======                  ========
      Cash paid during the period for income taxes                                           $10,825                  $ 10,025
                                                                                             =======                  ========





The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to a fair statement of operations and financial position of the Company have been included in the accompanying statements of operations and balance sheets. All adjustments made to the interim financial statements were of a normal, recurring nature.

         The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.       Inventories are comprised of:

                                                                                            September 30       June 30
                                                                                                1995             1995
                                                                                                ----             ----
                 Finished goods                                                           $     200,521    $     311,751
                 Loaner and demonstration                                                       915,681          804,708
                 Work in process                                                                818,872          644,977
                 Purchased material                                                           1,029,297          925,065
                                                                                           ------------     ------------
                                                                                           $  2,964,371     $  2,686,501
                                                                                           ============     ============



3.       Property, plant and equipment consists of the following:

                                                                                            September 30             June 30
                                                                                                1995                   1995
                                                                                                ----                    ----
                         Land                                                           $     88,200              $     88,200
                         Building                                                            724,699                   724,699
                         Leasehold improvements                                              126,841                   126,841
                         Machinery and equipment                                           1,170,481                 1,110,868
                         Office furniture and equipment                                      207,993                   207,993
                                                                                        ------------              ------------
                                                                                           2,318,214                 2,258,601
                         Less accumulated depreciation                                       895,811                   820,911
                                                                                        ------------              ------------
                                                                                        $  1,422,403              $  1,437,690
                                                                                        ============              ============



4.       Net Income Per Share:

         Net income per common and common equivalent share is computed based on the weighted average common shares outstanding, including common stock equivalents.

                           BIOCHEM INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Working capital at September 30, 1995 was $9,756,000 as compared to $8,388,000 at June 30, 1995. The increase in working capital is primarily a function of the cash flow from operating activities. The cash and equivalents balance has increased due to the positive cash flows the company experienced during the first three months of fiscal 1996.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future cash needs.


Results of Operations

Net sales for the three-month period ended September 30, 1995 increased 12% over the corresponding prior year period. This increase results from an increase in sales to both our domestic customers and our OEM customers. The increase in the domestic market is primarily due to continued sales of our handheld pulse oximeter. This oximeter continues to be very well received in the marketplace, and has allowed us to enter some domestic markets, such as emergency medicine, which we did not serve in the past. The handheld pulse oximeter sales to the OEM customers, both domestic and international, are also strong, and account for the balance of the increase in sales.

Other income for the three-month period ended September 30, 1995 consists primarily of interest income.

Cost of goods sold as a percentage of net sales was approximately 43.7% during the three-month period ended September 30, 1995 compared to 44.9% for the corresponding period ended September 30, 1994. This fluctuation is attributable primarily to decreased raw material costs.

Selling, general and administrative expenses were 25.6% of net sales in the three-month period ending September 30, 1995 compared to 23.0% during the same period of the prior year. The increase was primarily incurred in the sales & marketing and domestic sales departments. We have increased staffing in our domestic sales departments, adding two new sales territories in fiscal 1996, to support and improve the above mentioned increase in sales. Additionally, BCI has been spending more on its marketing efforts, to better promote both our name and our products.

The increase in engineering, research and development expenditures noted during the three-month period ended September 30, 1995 of 74.8% when compared to the similar period in the prior year reflects increases in expenses related to payroll, outside consultants and miscellaneous project expenses. The increase in payroll expenses is the result of additional staffing when comparing the first quarter of fiscal 1996 to the same period in fiscal 1995. BCI has also increased spending on new product development and we have increased the use of outside consultants.

There was no interest expense in the three-month period ended September 30, 1995. The long-term debt and related accrued interest were paid off in full during the third quarter of fiscal 1995.

In fiscal 1994, BCI International adopted the provisions of SFAS 109, "Accounting for Income Taxes", which required our booking of a deferred tax asset. SFAS 109 is an accounting regulation promulgated by the Financial Accounting Standards Board (FASB), an accounting board that sets standards for uniformity of accounting reports issued by businesses. The deferred tax asset and related effect on profits was determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. BCI's asset is based primarily on the projected future value of its net operating loss (NOL) carryforward. In the current year, this deferred tax asset is being amortized monthly, based on projected utilization of its NOL. During the three-month period ending September 30, 1995, deferred income tax expense was recognized in the amount of $674,575.

All other costs and expenses of the Company remained relatively constant when comparing the first three months of fiscal 1996 to that of fiscal 1995.



                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) The following Form 8-K was filed with the Commission during the quarter ended September 30. 1995:

(1)      Form 8-K dated July 25, 1995:

Item 5.     Other Events:       The Company announced termination of
negotiations for the proposed acquisition of the company by John McDonough

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 9, 1995                      By
                                                  -----------------------------
                                                  David H. Sanders
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated:  November 9, 1995                      By
                                                  -----------------------------
                                                  Frank A. Katarow
                                                  President and Chief
                                                  Operating Officer

Dated:  November 9, 1995                      By
                                                  -----------------------------
                                                  Ann M. Johnson
                                                  Vice President
                                                  of Finance and Operations