Form 10QSB
period 1995-12-31
BIOCHEM INTERNATIONAL INC
filed 1996-02-13
CIK 312833

                                                                  CONFORMED COPY

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

           X Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1995

           _ Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---


The number of shares outstanding of the Company's Common Stock, par value $.02, on December 31, 1995 was 13,086,284.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOCHEM INTERNATIONAL INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                       December 31             June 30
                                                                                          1995                  1995
                                                                                     ----------------      ----------------
                  ASSETS
Current Assets:
       Cash and equivalents                                                          $      5,550,578      $      2,628,445
       Accounts receivable, less $134,188 and $100,000 allowance
             for doubtful accounts, respectively                                            4,333,335             3,751,377
       Inventories                                                                          2,896,625             2,686,501
       Deferred income taxes                                                                  107,527             1,470,000
       Prepaid expenses                                                                        30,040                43,538
                                                                                               ------                ------
       Total Current Assets                                                                12,918,105            10,579,861
Deferred income taxes                                                                         180,000               180,000
Property, plant and equipment, net                                                          1,414,712             1,437,690
Related party receivable                                                                      101,828               101,828
Other                                                                                           5,483                 5,483
                                                                                                -----                 -----
       Total Assets                                                                  $     14,620,128      $     12,304,862
                                                                                     ================      ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
       Accounts payable, trade                                                       $      1,373,147      $      1,463,067
       Accrued liabilities:
            Salaries, wages and commissions                                                   493,062               502,055
            Other                                                                             180,136               226,413
                                                                                              -------               -------

       Total Current Liabilities                                                            2,046,345             2,191,535
Stockholders' Equity:
       Common Stock, $.02 par value                                                           261,726               261,666
       Additional Paid-in Capital                                                          11,699,348            11,698,173
       Retained Earnings (Deficit)                                                            612,709            (1,846,512)
                                                                                              -------            -----------
       Total Stockholders' Equity                                                          12,573,783            10,113,327
                                                                                           ----------            ----------

       Total Liabilities and Stockholders' Equity                                    $     14,620,128      $     12,304,862
                                                                                     ================      ================



The accompanying notes are an integral part of these financial statements

                           BIOCHEM INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS

                                 (UNAUDITED)

                                                         Three Months Ended                   Six Months Ended
                                                            December 31                          December 31
                                                         1995         1994                  1995            1994
                                                     -----------   -----------          ------------   --------------
Revenues:
        Net sales                                     7,169,534      6,131,042          $ 13,847,911   $  12,084,826
        Other income                                    106,831         62,556               192,318          90,258
                                                        -------         ------               -------          ------
           Total Revenues                             7,276,365      6,193,598            14,040,229      12,175,084

Costs and Expenses:
        Cost of goods sold                            3,250,559      2,715,487             6,166,528       5,387,512
        Selling, general and administrative           1,531,223      1,462,554             3,180,044       2,829,913
        Engineering, research and development           428,651        172,162               771,138         332,177
        Interest                                           -            51,984                  -            103,670
                                                        -------         ------               -------         -------
           Total Costs and Expenses                   5,210,433      4,402,187            10,117,710       8,653,272
                                                      ---------      ---------            ----------       ---------

Income Before Income Tax Expense                      2,065,932      1,791,411          $  3,922,519   $   3,521,812

Income tax expense:
        Current                                          90,000         61,000               100,825          71,025
        Deferred                                        687,898        690,050             1,362,473       1,360,850
                                                        -------        -------             ---------       ---------

Net Income                                            1,288,034      1,040,361          $  2,459,221   $   2,089,937
                                                  =============   ============          ============   =============

Net Income per Common Share                               $ .10          $ .08                 $ .19           $ .16
                                                          =====          =====                 =====           =====

Weighted Average Number of Common
        Shares Outstanding                           13,243,784     13,183,284            13,243,784      13,183,284
                                                  =============   ============          ============   =============

The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Six Months Ended
                                                                                             December 31
                                                                                         1995             1994
                                                                                     ------------     ------------
Cash flows from operating activities:
      Net income                                                                     $  2,459,221     $  2,089,937
      Adjustments to reconcile net cash provided
        by operating activities:
           Deferred interest                                                                 -             103,670
           Depreciation                                                                   157,800           84,461
           Deferred income taxes                                                        1,362,473        1,360,850
           Change in assets and liabilities:
                Accounts receivable                                                      (581,958)        (645,436)
                Inventories                                                              (210,124)         499,423
                Prepaid expenses and other                                                 13,498           16,544
                Accounts payable and accrued liabilities                                 (145,190)        (672,408)
                                                                                         --------         --------
      Net cash provided by operating activities                                         3,055,720        2,837,041
                                                                                        ---------        ---------
Cash flows from investing activities:
      Property, plant and equipment additions                                            (134,822)        (188,506)
                                                                                         --------         --------
Cash flows from financing activities:
      Issuance of common stock                                                              1,235            2,500
                                                                                            -----            -----
Net increase in cash and equivalents                                                    2,922,133        2,651,035
Cash and equivalents:
      Beginning of period                                                               2,628,445        1,756,578
                                                                                        ---------        ---------
      End of period                                                                  $  5,550,578     $  4,407,613
                                                                                     ============     ============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                                       $      -         $      -
                                                                                     ============     ============
      Cash paid during the period for income taxes                                   $    100,825     $     71,025
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



2.       Inventories are comprised of:

                                                                                             December 31         June 30
                                                                                                1995              1995
                                                                                                ----              ----
        Finished goods                                                                    $     129,279    $      311,751
        Loaner and demonstration                                                                812,081           804,708
        Work in process                                                                         602,502           644,977
        Purchased material                                                                    1,352,763           925,065
                                                                                              ---------           -------

                                                                                          $   2,896,625    $    2,686,501
                                                                                          =============    ==============



3.      Property, plant and equipment consists of the following:

                                                                                             December 31         June 30
                                                                                                1995              1995
                                                                                                ----              ----
        Land                                                                              $      88,200    $       88,200
        Building                                                                                724,699           724,699
        Leasehold improvements                                                                  126,841           126,841
        Machinery and equipment                                                               1,245,690         1,110,868
        Office furniture and equipment                                                          207,993           207,993
                                                                                                -------           -------
                                                                                              2,393,423         2,258,601
        Less accumulated depreciation                                                           978,711           820,911
                                                                                                -------           -------
                                                                                          $   1,414,712    $    1,437,690
                                                                                          =============    ==============



4.       Net Income Per Share:

         Net income per common and common equivalent share is computed based on the weighted average common shares outstanding, including common stock equivalents.

                           BIOCHEM INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Working capital at December 31, 1995 was $10,872,000 as compared to $8,388,000 at June 30, 1995. The increase in working capital is primarily a function of the cash flow from operating activities. The cash and equivalents balance has increased due to the positive cash flows the company experienced during the first six months of fiscal 1996.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future cash needs.


Results of Operations

Net sales for the three-month period ended December 31, 1995 increased 17% over the corresponding prior year period. This increase results primarily from an increase in sales to our international OEM customers, both in the Pacific Rim and in the European community. The increase is largely due to increased sales of our oximetry products and high end OEM monitors. Additionally, our handheld pulse oximeter continues to be very well received in the marketplace, and has allowed us to enter some markets, such as emergency medicine, which we did not serve in the past. The handheld pulse oximeter sales to our domestic customers and our other international customers, continue to be strong, and account for the balance of the increase in sales.

Net sales for the six-month period ended December 31, 1995 increased 14%. This increase is due to the above mentioned factors.

Other income for the three- and six-month periods ended December 31, 1995 consists primarily of interest income.

Cost of goods sold as a percentage of net sales was approximately 45.3% and 44.5%, respectively, during the three- and six-month periods ended December 31, 1995 compared to 44.3% and 44.6% for the corresponding periods ended December 31, 1994. This fluctuation is attributable to a change in the product mix and increased sales to our OEM customers, as cited above. The volume discounts we allow our OEM customers result in an increase in cost of goods as a percentage of net sales.

Selling, general and administrative expenses were 22.5% and 24.0%, respectively, of net sales in the three- and six-month periods ending December 31, 1995 compared to 23.8% and 23.4% during the same periods of the prior year. The overall increase was primarily incurred in the sales & marketing and domestic sales departments. We have increased staffing in our domestic sales departments, adding two new sales territories in fiscal 1996, to support and improve an increase in sales. Additionally, BCI has been spending more on its marketing efforts, to better promote both our name and our products. The decreased percentage in the three-month period ended December 31,

1995 is solely due to the increase in sales in the same period, as actual dollars spent over the period increased for the above mentioned reasons.

The increase in engineering, research and development expenditures noted during the three- and six-month periods ended December 31, 1995 of 149% and 132%, respectively, when compared to the similar periods in the prior year reflects increases in expenses related to payroll, outside consultants and miscellaneous new project expenses. The increase in payroll expenses is the result of additional staffing when comparing the first half of fiscal 1996 to the same period in fiscal 1995. The increased staff, with the outside consultants, continue to develop new products that BCI feels will meet the needs of the marketplace.

There was no interest expense in the six-month period ended December 31, 1995. The long-term debt and related accrued interest were paid off in full during the third quarter of fiscal 1995.

In fiscal 1994, BCI International adopted the provisions of SFAS 109, "Accounting for Income Taxes", which required our booking of a deferred tax asset. SFAS 109 is an accounting regulation promulgated by the Financial Accounting Standards Board (FASB), an accounting board that sets standards for uniformity of accounting reports issued by businesses. The deferred tax asset and related effect on profits was determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. BCI's asset is based primarily on the projected future value of its net operating loss (NOL) carryforward. In the current year, this deferred tax asset is being amortized monthly, based on projected utilization of its NOL. During the three- and six-month periods ending December 31, 1995, deferred income tax expense was recognized in the amount of $687,898 and $1,362,473, respectively.

All other costs and expenses of the Company remained relatively constant when comparing the first six months of fiscal 1996 to that of fiscal 1995.



                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 5.  OTHER INFORMATION

On January 24, 1996, the Company entered into a Compensation Agreement with its President, Frank A. Katarow ("Katarow"). Under the terms of that Compensation Agreement, Katarow has undertaken to remain in the employ of the Company for a period of at least one (1) year following a change of control of the Company (defined as a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934). The intention of the Agreement is to retain Katarow's services in the event of a sale, transfer or other disposition of the business or ownership of the Company, for the benefit of any acquiring party, in order to provide for continuity of management of the Company, if so desired by any such acquiror.

Under the terms of the Agreement, for the one (1) year period following a change of control, Katarow would be entitled to receive base salary at a rate at least equal to the rate in effect immediately prior to such a change of control, together with an annual bonus equal to the average bonus paid in the three (3) years preceding such change of control. In addition, at the end of the one (1) year period (or sooner if Katarow's employment with the Company or its successor is earlier terminated without cause, as defined), Katarow would be entitled to receive an amount equal to the amount remaining in a trust fund concurrently established to provide for payment under the Compensation Agreement. That trust fund, established pursuant to a complementary Trust Agreement and funded with a cash deposit of $1,870,200.00, is intended to constitute a grantor trust as described in Section 671 et. seq. of the Internal Revenue Code of 1986, as amended (the "Code"). As such, all income earned by the trust is attributable to the Company. Nevertheless, the trust instrument provides for payment of earnings of the trust to Katarow on an annual basis. This amount, attributable to the Company as income and deductible by it as an employee salary expense, is to be treated as earned income to Katarow, who is responsible for payment of individual income tax on such amount. Payment of these annual earnings to Katarow will constitute a material increase in Katarow's salary payments from the Company on a current basis. While earnings from the trust fund are payable to Katarow on an annual basis commencing immediately, payment of the principal of the trust fund is payable only upon his satisfaction of his continuing post-change of control employment undertaking.

Until actually paid to Katarow, the assets of the trust are subject to intervening claims of general creditors of the Company, including Katarow, whose rights therein are no greater than those of other general creditors. Katarow may not assign, anticipate, alienate or encumber his rights in the trust. David H. Sanders, Chairman of the Board of the Company, has been designated as trustee under the Trust Agreement.

Katarow concurrently entered into a similar Compensation Agreement with DS Medical Products Co. ("DS Medical"), the principal shareholder of the Company. Under the terms of the respective Compensation Agreements, to the extent that payments otherwise due Katarow from the Company would be considered (I) "excess parachute payments" under Section 280G or 4999 of the Code, or (ii) not deductible by the Company by reason of Section 162(m) of the Code, such payments become the obligation of DS Medical, and the Trustee is directed to return to the Company the balance of the assets in the trust that would otherwise be available to make those payments.

The intention of the foregoing arrangement with Katarow is to assure his continuing service to the Company on a current basis, and his availability to any potential acquiror of the Company or its business or assets into the future. While the Company and its principals are not in discussions with parties contemplating a current transfer of ownership of the business or assets of the Company, the Company and its principals have recently engaged in negotiations for such a transaction (see Reports on Form 8-K, dated May 23, 1995 and July 25, 1995) and may encounter or entertain other similar discussions or initiatives in the future. The Company, its management and principal shareholder have determined that the existence of continuity of present management would be an important aspect in the valuation of the Company by any potential acquiror, and the Company, its Board of Directors, and its principal shareholder, deem it, in their best business judgment, to be important to provide for retention of management in order to enhance the value of the Company for the benefit of its shareholders. While the Company is not presently engaged in any negotiations or discussions with any parties proposing an acquisition of the company or its business or assets, management and the principal beneficial shareholders of the company have, from time to time, been approached by parties proposing such an acquisition, and the Company and its principal shareholder retain the right to solicit, initiate, entertain, consider, discuss and negotiate offers for the sale or other transfer of the stock or assets of the Company from time to time.

The ownership of a significant majority of the outstanding capital stock of the Company by DS Medical, the Company's principal shareholder, which in turn, is owned by David H. Sanders and Ken M. Davee (directors and officers of the Company) and related parties, means that any discussions, negotiations and transfer could be accomplished when, as and on terms deemed advantageous to that principal shareholder, which may not coincide with the interests or anticipated timing of minority shareholders. Nevertheless, management and ownership believe that enhancement of the value of the Company, through a facility such as the foregoing Compensation Agreements, will redound to the benefit of minority shareholders as well.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1995.

The Exhibits filed as part of this report are listed below:

       Exhibit No.               Description
       -----------        ------------------------------------
          10.23           Compensation Agreement between Frank A. Katarow and
                             Biochem International Inc.

          10.24           Compensation Agreement between Frank A. Katarow and
                             DS Medical Products Co.

          10.25           Trust Agreement for Katarow Employment Trust

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        By  /s/ David H. Sanders
                                            --------------------
                                        David H. Sanders
                                        Chairman of the Board and
                                        Chief Executive Officer

                                        By  /s/ Frank A. Katarow
                                            --------------------
                                        Frank A. Katarow
                                        President and Chief
                                        Operating Officer

Dated:  February 7, 1996                By  /s/ Ann M. Johnson
                                            ------------------
                                        Ann M. Johnson
                                        Vice President of Finance
                                        and Operations