Form 10QSB
period 1996-03-31
BIOCHEM INTERNATIONAL INC
filed 1996-04-30
CIK 312833

                                                                 CONFORMED COPY

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

           X Quarterly Report Pursuant to Section 13 or 15(d) of the
           -            Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

             Transition Report Pursuant to Section 13 or 15(d) of the
           -            Securities Exchange Act of 1934

                          Commission File No. 0-10005


                           BIOCHEM INTERNATIONAL INC.

A DELAWARE CORPORATION                              IRS EMPLOYER IDENTIFICATION
                                                           NO. 39-1272816




Address                                                         Telephone Number
- -------------------------                                       ----------------
W238 N1650 Rockwood Drive                                       (414) 542-3100
Waukesha, WI  53188-1199


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


The number of shares outstanding of the Company's Common Stock, par value $.02, on March 31, 1996 was 13,086,284.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOCHEM INTERNATIONAL INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                   March 31     June 30
                                                                     1996        1995
                                                                 -----------  -----------
             ASSETS
Current Assets:
      Cash and equivalents                                       $ 6,481,589  $ 2,628,445
      Accounts receivable, less $150,278 and $100,000 allowance
          for doubtful accounts, respectively                      4,679,584    3,751,377
      Inventories                                                  3,049,321    2,686,501
      Deferred income taxes                                          150,000    1,470,000
      Prepaid expenses                                               292,852       43,538
                                                                 -----------  -----------
      Total Current Assets                                        14,653,346   10,579,861
Deferred income taxes                                                180,000      180,000
Property, plant and equipment, net                                 1,438,388    1,437,690
Related party receivable                                             143,748      101,828
Other                                                                  5,483        5,483
                                                                 -----------  -----------
      Total Assets                                               $16,420,965  $12,304,862
                                                                 ===========  ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
      Accounts payable, trade                                    $ 1,887,801  $ 1,463,067
      Accrued liabilities:
        Salaries, wages and commissions                              410,163      502,055
        Other                                                        195,510      226,413
                                                                 -----------  -----------
      Total Current Liabilities                                    2,493,474    2,191,535
Stockholders' Equity:
      Common Stock, $.02 par value                                   261,726      261,666
      Additional Paid-in Capital                                  11,699,348   11,698,173
      Retained Earnings (Deficit)                                  1,966,417   (1,846,512)
                                                                 -----------  -----------
      Total Stockholders' Equity                                  13,927,491   10,113,327
                                                                 -----------  -----------

      Total Liabilities and Stockholders' Equity                 $16,420,965  $12,304,862
                                                                 ===========  ===========




The accompanying notes are an integral part of these financial statements

                           BIOCHEM INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended       Nine Months Ended
                                                   March 31                 March 31
                                               1996        1995        1996         1995
                                            ----------  ----------  -----------  -----------
Revenues:
     Net sales                               7,566,499   6,263,164  $21,414,410  $18,347,990
     Other income                               88,664      39,250      280,982      129,508
                                            ----------  ----------  -----------  -----------
        Total Revenues                       7,655,163   6,302,414   21,695,392   18,477,498

Costs and Expenses:
     Cost of goods sold                      3,354,397   2,887,553    9,520,925    8,275,065
     Selling, general and administrative     1,562,599   1,573,825    4,742,644    4,291,816
     Engineering, research and development     568,431     323,958    1,339,569      768,057
     Interest                                        -       2,006            -      105,676
                                            ----------  ----------  -----------  -----------
        Total Costs and Expenses             5,485,428   4,787,342   15,603,138   13,440,614
                                            ----------  ----------  -----------  -----------
Income Before Income Tax Expense             2,169,735   1,515,072   $6,092,254   $5,036,884

Income tax expense:
     Current                                   816,027      35,500    1,189,325      106,525
     Deferred                                        -     557,050    1,090,000    1,917,900
                                            ----------  ----------  -----------  -----------
Net Income                                   1,353,708     922,522   $3,812,929   $3,012,459
                                            ==========  ==========  ===========  ===========
Net Income per Common Share                       $.10        $.07         $.29         $.23
                                                  ====        ====         ====         ====
Weighted Average Number of Common
     Shares Outstanding                     13,243,784  13,183,284   13,243,784   13,183,284
                                            ==========  ==========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           Nine Months Ended
                                                                March 31
                                                            1996        1995
                                                         ----------  -----------
Cash flows from operating activities:
    Net income                                           $3,812,929   $3,012,459
    Adjustments to reconcile net cash provided
      by operating activities:
         Deferred interest                                        -      105,379
         Depreciation                                       170,125       91,281
         Deferred income taxes                            1,320,000    1,918,400
         Change in assets and liabilities:
               Accounts receivable                         (970,127)  (1,029,901)
               Inventories                                 (362,820)     852,035
               Prepaid expenses and other                  (249,314)     (12,672)
               Current portion of long term debt                  -   (4,261,688)
               Accounts payable and accrued liabilities     301,939     (587,505)
                                                         ----------   ----------
    Net cash provided by operating activities             4,022,732       87,788
                                                         ----------   ----------
Cash flows from investing activities:
    Property, plant and equipment additions                (170,823)    (227,896)
                                                         ----------   ----------
Cash flows from financing activities:
    Issuance of common stock                                  1,235        2,500
                                                         ----------   ----------
Net increase in cash and equivalents                      3,853,144     (137,608)
Cash and equivalents:
    Beginning of period                                   2,628,445    1,756,578
                                                         ----------   ----------
    End of period                                        $6,481,589   $1,618,970
                                                         ==========   ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest             $        -   $2,182,645
                                                         ==========   ==========
    Cash paid during the period for income taxes         $1,189,325   $  106,525
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



2.   Inventories are comprised of:

                                           March 31    June 30
                                             1996       1995
                                          ----------  ---------
     Finished goods                       $  328,277  $  311,751
     Loaner and demonstration                917,932     804,708
     Work in process                         712,210     644,977
     Purchased material                    1,090,902     925,065
                                          ----------  ----------

                                          $3,049,321   2,686,501
                                          ==========  ==========



3.   Property, plant and equipment consists of the following:

                                              March 31    June 30
                                                1995        1995
                                             ----------  ----------
     Land                                    $   88,200  $   88,200
     Building                                   724,699     724,699
     Leasehold improvements                     126,841     126,841
     Machinery and equipment                  1,350,342   1,110,868
     Office furniture and equipment             208,541     207,993
                                             ----------  ----------
                                              2,498,623   2,258,601
     Less accumulated depreciation            1,060,236     820,911
                                             ----------  ----------
                                             $1,438,387  $1,437,690
                                             ==========  ==========



4.   Net Income Per Share:

     Net income per common and common equivalent share is computed based on the weighted average common shares outstanding, including common stock equivalents.

                           BIOCHEM INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital at March 31, 1996 was $12,160,000 as compared to $8,388,000 at June 30, 1995. The increase in working capital is primarily a function of the cash flow from operating activities. The cash and equivalents balance has increased due to the positive cash flows the company experienced during the first nine months of fiscal 1996.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future liquidity and capital needs.


Results of Operations

Net sales for the three-month period ended March 31, 1996 increased 21% over the corresponding prior year period. This increase results primarily from an increase in sales to our international OEM customers, both in the Pacific Rim and in the European community. The increase is largely due to increased sales of our oximetry products and high end OEM monitors. Additionally, our handheld pulse oximeter continues to be very well received in the marketplace, and has allowed us to enter some markets, such as emergency medicine, which we did not serve in the past. The handheld pulse oximeter sales to our domestic customers and our other international customers continue to be strong and account for the balance of the increase in sales.

Net sales for the nine-month period ended March 31, 1996 increased 17%. This increase is due to the above mentioned factors.

Other income for the three- and nine-month periods ended March 31, 1996 consists primarily of interest income.

Cost of goods sold as a percentage of net sales was approximately 44.3% and 44.5%, respectively, during the three- and nine-month periods ended March 31, 1996 compared to 46.1% and 45.1% for the corresponding periods ended March 31, 1995. This fluctuation is attributable to a change in the product mix sold and decreased raw material costs.

Selling, general and administrative expenses were 20.7% and 22.2%, respectively, of net sales in the three- and nine-month periods ending March 31, 1996 compared to 25.1% and 23.4% during the same periods of the prior year. The decrease in percentage for the three-month period ended March 31, 1996 is largely due to the increase in sales. Actual expenses did decrease slightly when compared to the same period in the prior year. The decreased percentage in the nine-month period ended March 31, 1996 is solely due to the increase in sales in the same period, as actual dollars spent over the period increased. We have increased staffing in our domestic sales departments, adding two new sales territories in fiscal 1996, to support an increase in sales. Additionally, BCI has been spending more on its marketing efforts, to better promote both our name and our products.

The increase in engineering, research and development expenditures noted during the three- and nine-month periods ended March 31, 1996 of 75.5% and 74.4%, respectively, when compared to the similar periods in the prior year reflects increases in expenses related to payroll, outside consultants and miscellaneous new project expenses. The increase in payroll expenses is the result of additional staffing when comparing the first nine months of fiscal 1996 to the same period in fiscal 1995. The increased staff, with the outside consultants, continue to develop new products that BCI feels will meet the needs of the marketplace.

There was no interest expense in the nine-month period ended March 31, 1996. The long-term debt and related accrued interest were paid off in full during the third quarter of fiscal 1995.

The increase in total income tax expense for the three- and nine-month periods ended March 31, 1996 when compared to the same periods in the prior year reflect the higher income earned during fiscal 1996. The shift in tax expense from deferred to current is due to the decrease in the company's net operating
loss carryforward.   In the third quarter of fiscal 1996 the company used up
the balance of its federal income tax net operating loss carryforward. During all of fiscal 1995, the carryforward was used by the company to offset income for regular federal tax calculation purposes and as a result, BCI was liable for paying alternate minimum taxes only. As the carryforward is now exhausted, BCI is liable for regular federal income taxes.

All other costs and expenses of the Company remained relatively constant when comparing the first nine months of fiscal 1996 to that of fiscal 1995.



                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The company has not filed any reports on form 8-K for the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  April 25, 1996                      By  /s/ David H. Sanders
                                                ---------------------------
                                                David H. Sanders
                                                Chairman of the Board and
                                                Chief Executive Officer

Dated:  April 25, 1996                      By  /s/ Frank A. Katarow
                                                ---------------------------
                                                Frank A. Katarow
                                                President and Chief
                                                Operating Officer

Dated:  April 25, 1996                      By  /s/ Ann M. Johnson
                                                ---------------------------
                                                Ann M. Johnson
                                                Vice President of Finance
                                                and Operations