Form 10-Q
period 1996-09-30
BIOCHEM INTERNATIONAL INC
filed 1996-11-12
CIK 312833

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
          ---           Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996

              Transition Report Pursuant to Section 13 or 15(d) of the
          ---           Securities Exchange Act of 1934

                          Commission File No. 0-10005


                           BIOCHEM INTERNATIONAL INC.


A DELAWARE CORPORATION                               IRS EMPLOYER IDENTIFICATION
                                                              NO. 39-1272816



Address                                                    Telephone Number
-------                                                    ----------------
W238 N1650 Rockwood Drive                                   (414) 542-3100
Waukesha, WI  53188-1199


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


The number of shares outstanding of the Company's Common Stock, par value $.02, on September 30, 1996 was 13,091,284.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOCHEM INTERNATIONAL INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                         September 30           June 30
                                                                             1996                 1996
                                                                         ------------         -----------
             ASSETS
Current Assets:
      Cash and equivalents                                                 $7,426,000          $6,034,286
      Accounts receivable, less $128,376 and  $140,000 allowance
          for doubtful accounts, respectively                               3,417,089           4,512,728
      Note receivable                                                         494,166             448,090
      Inventories                                                           3,769,918           3,296,635
      Deferred income taxes                                                   362,400             362,400
      Prepaid expenses                                                         42,809              49,593
                                                                          -----------         -----------
      Total Current Assets                                                 15,512,382          14,703,732
Investment                                                                  1,859,846           1,863,882
Property, plant and equipment, net                                          1,733,152           1,711,920
Related party receivable                                                      143,748             143,748
Other                                                                           5,483               5,483
                                                                          -----------         -----------
      Total Assets                                                        $19,254,611         $18,428,765
                                                                          ===========         ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable, trade                                              $1,484,160          $1,959,992
      Accrued liabilities:
        Salaries, wages and commissions                                       417,078             677,968
        Other                                                                 199,578             203,861
        Income taxes                                                          489,219              80,000
                                                                          -----------         -----------
      Total current liabilities                                             2,590,035           2,921,821
Deferred income taxes                                                          22,400              22,400
Stockholders' equity:
      Common Stock, $.02 par value                                            261,806             261,736
      Additional Paid-in Capital                                           11,707,370          11,699,651
      Retained Deficit                                                      4,673,000           3,523,157
                                                                          -----------         -----------
      Total Stockholders' Equity                                           16,642,176          15,484,544
                                                                          -----------         -----------

      Total liabilities and stockholders' equity                          $19,254,611         $18,428,765
                                                                          ===========         ===========


The accompanying notes are an integral part of these financial statements

                           BIOCHEM INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                     Three Months Ended
                                                        September 30
                                                      1996        1995
                                                   ----------  ----------
Revenues:
   Net sales                                       $6,024,687  $6,678,377
   Other income                                       181,425      85,487
                                                   ----------  ----------
      Total Revenues                                6,206,112   6,763,864

Costs and Expenses:
   Cost of goods sold                               2,545,644   2,915,969
   Selling, general and administrative              1,461,019   1,648,821
   Engineering, regulatory and development            460,887     342,487
                                                   ----------  ----------
       Total Costs and Expenses                     4,467,550   4,907,277
                                                   ----------  ----------

Income before income tax expense                   $1,738,562  $1,856,587

Income tax expense:
   Current                                            588,719      10,825
   Deferred                                               ---     674,575
                                                   ----------  ----------

Net Income                                         $1,149,843  $1,171,187
                                                   ==========  ==========

Net Income per Common Share                              $.09        $.09
                                                   ==========  ==========

Weighted Average Number of Common
   Shares Outstanding                              13,267,784  13,231,284
                                                   ==========  ==========


The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      Three Months Ended
                                                                         September 30
                                                                      1996             1995
                                                                   ----------       ----------
Cash flows from operating activities:
    Net income                                                     $1,149,843       $1,171,187
    Adjustments to reconcile net cash provided
      by operating activities:
         Depreciation                                                  89,618           74,900
         Deferred income taxes                                            ---          674,575
         Change in assets and liabilities:
               Accounts  and notes receivable                       1,049,563           46,708
               Inventories                                           (473,283)        (277,870)
               Prepaid expenses and other                              10,820            9,100
               Accounts payable and accrued liabilities              (331,786)         210,235)
                                                                   ----------       ----------
    Net cash provided by operating activities                       1,494,775        1,908,835
                                                                   ----------       ----------
Cash flows from investing activities:
    Property, plant and equipment additions                          (110,850)         (59,614)
                                                                   ----------       ----------
Cash flows from financing activities:
    Issuance of common stock                                            7,789            1,235
                                                                   ----------       ----------
Net increase in cash and equivalents                                1,391,714        1,850,456
Cash and equivalents:
    Beginning of period                                             6,034,286        2,628,445
                                                                   ----------       ----------
    End of period                                                  $7,426,000       $4,478,901
                                                                   ==========       ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                               $-               $-
                                                                   ==========       ==========
    Cash paid during the period for income taxes                     $182,500          $10,825
                                                                   ==========       ==========



The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to a fair statement of operations and financial position of the Company have been included in the accompanying statements of operations and balance sheets. All adjustments made to the interim financial statements were of a normal, recurring nature.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.   Inventories are comprised of:

                                              September 30        June 30
                                                  1996              1996
                                              ------------       ----------
     Finished goods                           $    246,641       $  286,067
     Loaner and demonstration                      896,727          951,472
     Work in process                               884,394          775,098
     Purchased material                          1,742,156        1,283,998
                                              ------------       ----------

                                              $  3,769,918       $3,296,635
                                              ============       ==========




3.   Property, plant and equipment consists of the following:

                                              September 30        June 30
                                                  1996              1996
                                              ------------       ----------
     Land                                     $    342,262       $  342,262
     Building                                      724,699          724,699
     Leasehold improvements                        126,841          126,841
     Machinery and equipment                     1,477,721        1,366,871
     Office furniture and equipment                181,704          181,704
                                              ------------       ----------
                                                 2,853,227        2,742,377
     Less accumulated depreciation               1,120,075        1,030,457
                                              ------------       ----------
                                              $  1,733,152       $1,711,920
                                              ============       ==========




4.   Net Income Per Share:

     Net income per common and common equivalent share is computed based on the weighted average common shares outstanding, including common stock equivalents.

                           BIOCHEM INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Working capital at September 30, 1996 was $12,922,000 as compared to $11,782,000 at June 30, 1996. The increase in working capital is primarily a function of the cash flow from operating activities. The cash and equivalents balance has increased due to the positive cash flows the company experienced during the first three months of fiscal 1997.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future cash needs.


Results of Operations

Net sales for the three-month period ended September 30, 1996 decreased 9.8% from the corresponding prior year period. This decrease results from a decrease in sales to both our domestic (direct and OEM) customers and to our international dealers. The decrease in the domestic market sales of 20% and 19% for direct and OEM sales, respectively, are primarily due to decreased handheld pulse oximeter sales and sales of our other oximetry products. Sales to our international dealers and distributors, which are down 26% from the first quarter of fiscal 1996 are also down in oximetry products. Sales to our international OEM customers increased 24% over the first quarter of fiscal 1996, principally due to sales of our higher end monitoring products such as capnographs and multigas monitors.

Other income for the three-month period ended September 30, 1996 consists primarily of interest income.

Cost of goods sold as a percentage of net sales was approximately 42.3% during the three-month period ended September 30, 1996 compared to 43.7% for the corresponding period ended September 30, 1995. This fluctuation is attributable primarily to decreased raw material costs and a change in the mix of products sold between the two periods.

Selling, general and administrative expenses were 24.3% of net sales in the three-month period ending September 30, 1996 compared to 24.7% during the same period of the prior year. The decrease in spending was due to decreases in all areas of discretionary expense items such as travel and advertising. Additionally, decreases in legal expenses and provisions were incurred.

The increase in engineering, research and development expenditures noted during the three-month period ended September 30, 1996 of 34.6% when compared to the similar period in the prior year reflects increases in expenses related to payroll, outside consultants and miscellaneous project expenses. The increase in payroll expenses is the result of additional staffing when comparing the first quarter of fiscal 1997 to the same period in fiscal 1996. BCI has also increased spending on new product development and we have increased the use of outside consultants.

The Company began paying regular income taxes in the third quarter of fiscal 1996 when the net operating loss carryforward in which it had benefit was depleted. Prior to this, the Company was incurring a deferred income tax expense as it depleted a deferred income tax asset resulting from the provisions of Statement of Financial Accounting Standards (SFAS) No. 109.

All other costs and expenses of the Company remained relatively constant when comparing the first three months of fiscal 1997 to that of fiscal 1996.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no exhibits or reports on Form 8-K filed during the quarter ended September 30. 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 12, 1996                      By  /s/ David H. Sanders
                                                   -------------------------
                                                   David H. Sanders
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Dated:  November 12, 1996                      By  /s/ Frank A. Katarow
                                                   -------------------------
                                                   Frank A. Katarow
                                                   President and Chief
                                                   Operating Officer

Dated:  November 12, 1996                      By  /s/ Ann M. Johnson
                                                   -------------------------
                                                   Ann M. Johnson
                                                   Vice President of Finance
                                                   and Operations