Form 10-Q
period 1996-12-31
BIOCHEM INTERNATIONAL INC
filed 1997-02-11
CIK 312833

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
          ---           Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1996

           _ Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                          Commission File No. 0-10005


                           BIOCHEM INTERNATIONAL INC.

A DELAWARE CORPORATION                               IRS EMPLOYER IDENTIFICATION
                                                           NO. 39-1272816




Address                                                        Telephone Number
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


The number of shares outstanding of the Company's Common Stock, par value $.02, on December 31, 1996 was 13,090,284.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOCHEM INTERNATIONAL INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                 December 31   June 30
                                                                     1996        1996
                                                                 -----------  -----------
             ASSETS
Current Assets:
      Cash and equivalents                                        $8,148,912   $6,034,286
      Accounts receivable, less $144,720 and $140,000 allowance
          for doubtful accounts, respectively                      3,484,274    4,512,728
      Note receivable                                                487,501      448,090
      Inventories                                                  3,436,338    3,296,635
      Deferred income taxes                                          362,400      362,400
      Prepaid expenses                                                25,976       49,593
                                                                 -----------  -----------
      Total Current Assets                                        15,945,401   14,703,732
Investment                                                         1,855,811    1,863,882
Property, plant and equipment, net                                 1,681,092    1,711,920
Related party receivable                                             144,720      143,748
Other                                                                  5,987        5,483
                                                                 -----------  -----------
      Total Assets                                               $19,633,011  $18,428,765
                                                                 ===========  ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
      Accounts payable, trade                                   $  1,432,726  $ 1,959,992
      Accrued liabilities:
        Salaries, wages and commissions                              534,059      677,968
        Other                                                        134,082      283,861
                                                                 -----------  -----------
      Total Current Liabilities                                    2,100,867    2,921,821
Deferred income taxes                                                 22,400       22,400
Stockholders' Equity:
      Common Stock, $.02 par value                                   261,806      261,736
      Additional Paid-in Capital                                  11,707,370   11,699,651
      Retained Earnings                                            5,540,568    3,523,157
                                                                 -----------  -----------
      Total Stockholders' Equity                                  17,509,744   15,484,544
                                                                 -----------  -----------

      Total Liabilities and Stockholders' Equity                 $19,633,011  $18,428,765
                                                                 ===========  ===========


   The accompanying notes are an integral part of these financial statements

                           BIOCHEM INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                                 December 31              December 31
                                               1996        1995        1996         1995
                                            ----------  ----------  -----------  -----------
Revenues:
     Net sales                               6,428,079   7,169,534  $12,452,766  $13,847,911
     Other income                              132,937     106,831      314,362      192,318
                                            ----------  ----------  -----------  -----------
        Total Revenues                       6,561,016   7,276,365   12,767,128   14,040,229

Costs and Expenses:
     Cost of goods sold                      2,953,714   3,250,559    5,499,358    6,166,528
     Selling, general and administrative     1,705,307   1,531,223    3,166,326    3,180,044
     Engineering, research and development     424,726     428,651      885,614      771,138
                                            ----------  ----------  -----------  -----------
        Total Costs and Expenses             5,083,747   5,210,433    9,551,297   10,117,710
                                            ----------  ----------  -----------  -----------

Income Before Income Tax Expense             1,477,269   2,065,932   $3,215,831  $ 3,922,519

Income tax expense:
     Current                                   609,701      90,000    1,198,420      100,825
     Deferred                                        -     687,898            -    1,362,473
                                            ----------  ----------  -----------  -----------

Net Income                                     867,568   1,288,034  $ 2,017,411    2,459,221
                                            ==========  ==========  ===========  ===========

Net Income per Common Share                       $.07        $.10         $.15         $.19
                                            ==========  ==========  ===========  ===========

Weighted Average Number of Common
     Shares Outstanding                     13,267,784  13,243,784   13,267,784   13,243,784
                                            ==========  ==========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                             December 31
                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
    Net income                                           $2,017,411  $2,459,221
    Adjustments to reconcile net cash provided
      by operating activities:
         Depreciation                                       182,507     157,800
         Deferred income taxes                                   --   1,362,473
         Change in assets and liabilities:
               Accounts and notes receivable                987,567    (581,958)
               Inventories                                 (139,703)   (210,124)
               Prepaid expenses and other                    31,688      13,498
               Accounts payable and accrued liabilities    (820,954)   (145,190)
                                                         ----------  ----------
    Net cash provided by operating activities             2,258,516   3,055,720
                                                         ----------  ----------
Cash flows from investing activities:
    Property, plant and equipment additions                (151,679)   (134,822)
                                                         ----------  ----------
Cash flows from financing activities:
    Issuance of common stock                                  7,789       1,235
                                                         ----------  ----------
Net increase in cash and equivalents                      2,114,626   2,922,133
Cash and equivalents:
    Beginning of period                                   6,034,286   2,628,445
                                                         ----------  ----------
    End of period                                        $8,148,912  $5,550,578
                                                         ==========  ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes         $1,319,500    $100,825
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



2.   Inventories are comprised of:

                                         December 31   June 30
                                            1996         1996
                                         -----------  ----------
               Finished goods             $  358,081  $  286,067
               Loaner and demonstration      835,909     951,472
               Work in process               905,342     775,098
               Purchased material          1,337,006   1,283,998
                                         -----------  ----------

                                          $3,436,338  $3,296,635
                                         ===========  ==========




3.   Property, plant and equipment consists of the following:

                                            December 31   June 30
                                               1996         1996
                                            -----------  ----------
            Land                             $  342,262  $  342,262
            Building                            724,699     724,699
            Leasehold improvements              126,841     126,841
            Machinery and equipment           1,515,550   1,366,871
            Office furniture and equipment      181,704     181,704
                                            -----------  ----------
                                              2,891,056   2,742,377
            Less accumulated depreciation     1,209,964   1,030,457
                                            -----------  ----------
                                             $1,681,092  $1,711,920
                                            ===========  ==========




4.   Net Income Per Share:

     Net income per common and common equivalent share is computed based on the weighted average common shares outstanding, including common stock equivalents.

                           BIOCHEM INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Working capital at December 31, 1996 was $13,844,000 as compared to $11,782,000 at June 30, 1996. The increase in working capital is primarily a function of the cash flow from operating activities. The cash and equivalents balance has increased due to the positive cash flows the company experienced during the first six months of fiscal 1996.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future cash needs.


Results of Operations

Net sales for the three-month period ended December 31, 1996 decreased 10.3% from the corresponding prior year period. This decrease results from a decrease in sales to our direct domestic customers and to both our international dealers and OEM customers. The decrease in the direct domestic market sales of 18% is primarily due to decreased handheld pulse oximeter sales and sales of our other oximetry products. Sales to our international dealers and OEM customers, which are down 2% and 27% respectively from the first quarter of fiscal 1996 are also down in oximetry products. Sales to our domestic OEM customers increased 33% over the second quarter of fiscal 1996, principally due to sales of oximetry products to new customers.

Net sales for the six-month period ended December 31, 1996 decreased 10%. This decrease is due to the above mentioned factors.

Other income for the three- and six-month periods ended December 31, 1996 consists primarily of interest income.

Cost of goods sold as a percentage of net sales was approximately 45.9% and 44.2%, respectively, during the three- and six-month periods ended December 31, 1996 compared to 45.3% and 44.5% for the corresponding periods ended December 31, 1995. These fluctuations are attributable to changes in the mix of products sold among the periods.

Selling, general and administrative expenses were 26.5% and 25.3%, respectively, of net sales in the three- and six-month periods ending December 31, 1996 compared to 21.4% and 23.4% during the same periods of the prior year. The increased percentage in the three- and six-month periods ending December 31, 1996 is due in part to the decrease in sales over the same periods. Additionally, expenses are up due to increased labor costs and travel expenses to support the sales territories.

The decrease in engineering, research and development expenditures noted during the three-month period ended December 31, 1996 of 0.9% compared to the similar period in the prior year reflects decreases in expenses related to miscellaneous new project expenses. The 14.9% increase in expenditures over the six-month period ended December 31, 1996 when compared to the similar period in the prior year reflects increases in expenses related to payroll, outside consultants and miscellaneous project expenses is the result of additional staffing when comparing the first half of fiscal 1997 to the same period in fiscal 1996. The increased staff, with the outside consultants, continue to develop new products that BCI feels will meet the needs of the marketplace.

The Company began paying regular income taxes in the third quarter of fiscal 1996 when the net operating loss carryforward in which it had benefit was depleted. Prior to this, the Company was incurring a deferred income tax expense as it depleted a deferred income tax asset resulting from the provisions of Statement of Financial Accounting Standards (SFAS) No. 109.

All other costs and expenses of the Company remained relatively constant when comparing the first six months of fiscal 1997 to that of fiscal 1996.



                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   By  /s/ David H. Sanders
                                       ------------------------------
                                           David H. Sanders
                                           Chairman of the Board and
                                           Chief Executive Officer


                                   By  /s/ Frank A. Katarow
                                       -----------------------
                                           Frank A. Katarow
                                           President and Chief
                                           Operating Officer


Dated:  February 7, 1997           By  /s/ Ann M. Johnson
                                       ---------------------------
                                           Ann M. Johnson
                                           Vice President of Finance
                                           and Operations