Form 10-Q
period 1997-03-31
BIOCHEM INTERNATIONAL INC
filed 1997-05-09
CIK 312833

                                                                  CONFORMED COPY

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           X Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the Company's Common Stock, par value $.02, on March 31, 1997 was 13,091,284.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOCHEM INTERNATIONAL INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                     March 31     June 30
                                                                      1997         1996
                                                                      ----         ----
              ASSETS
Current Assets:
       Cash and equivalents                                       $ 9,539,237  $ 6,034,286
       Accounts receivable, less $155,527 and $140,000 allowance
           for doubtful accounts, respectively                      4,018,241    4,512,728
       Note receivable                                                      -      448,090
       Inventories                                                  3,933,843    3,296,635
       Deferred income taxes                                          362,400      362,400
       Prepaid expenses                                                 4,549       49,593
                                                                  -----------  -----------
       Total Current Assets                                        17,858,270   14,703,732
Investment                                                          1,851,775    1,863,882
Property, plant and equipment, net                                  1,667,020    1,711,920
Related party receivable                                              144,770      143,748
Other                                                                   5,987        5,483
                                                                  -----------  -----------
       Total Assets                                               $21,527,822  $18,428,765
                                                                  ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
       Accounts payable, trade                                    $ 2,266,157  $ 1,959,992
       Accrued liabilities:
         Salaries, wages and commissions                              492,315      677,968
         Other                                                        292,039      283,861
                                                                  -----------  -----------
       Total Current Liabilities                                    3,050,511    2,921,821
Deferred income taxes                                                  22,400       22,400
Stockholders' Equity:
       Common Stock, $.02 par value                                   261,826      261,736
       Additional Paid-in Capital                                  11,544,139   11,699,651
       Retained Earnings (Deficit)                                  6,836,446    3,523,157
       Less:  Treasury Stock                                         (187,500)        -
                                                                  -----------  -----------
       Total Stockholders' Equity                                  18,454,911   15,484,544
                                                                  -----------  -----------

       Total Liabilities and Stockholders' Equity                 $21,527,822  $18,428,765
                                                                  ===========  ===========



   The accompanying notes are an integral part of these financial statements

                           BIOCHEM INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended       Nine Months Ended
                                                   March 31                 March 31
                                               1997        1996        1997       1996
                                            ----------  ----------  -----------  -----------
Revenues:
     Net sales                               7,174,004   7,566,499  $19,626,770  $21,414,410
     Other income                              199,575      88,664      513,937      280,982
                                            ----------  ----------  -----------  -----------
        Total Revenues                       7,373,579   7,655,163   20,140,707   21,695,392

Costs and Expenses:
     Cost of goods sold                      3,243,795   3,354,397    8,743,153    9,520,925
     Selling, general and administrative     1,597,638   1,562,599    4,763,964    4,742,644
     Engineering, research and development     542,288     568,431    1,427,902    1,339,569
                                            ----------  ----------  -----------  -----------
        Total Costs and Expenses             5,383,721   5,485,428   14,935,019   15,603,138
                                            ----------  ----------  -----------  -----------

Income Before Income Tax Expense             1,989,858   2,169,735  $ 5,205,688  $ 6,092,254

Income tax expense:
     Current                                   693,979     816,027    1,892,399    1,189,325
     Deferred                                     -           -            -       1,090,000
                                            ----------  ----------  -----------  -----------

Net Income                                   1,295,879   1,353,708  $ 3,313,289  $ 3,812,929
                                            ==========  ==========  ===========  ===========

Net Income per Common Share                       $.10        $.10         $.25         $.29
                                            ==========  ==========  ===========  ===========

Weighted Average Number of Common
     Shares Outstanding                     13,267,284  13,243,784   13,267,284   13,243,784
                                            ==========  ==========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Nine Months Ended
                                                                March 31
                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
    Net income                                           $3,313,289  $3,812,929
    Adjustments to reconcile net cash provided
      by operating activities:
         Depreciation                                       273,490     284,325
         Deferred income taxes                                 -      1,320,000
         Change in assets and liabilities:
               Accounts receivable                          754,054    (970,127)
               Inventories                                 (637,208)   (362,820)
               Prepaid expenses and other                    56,648    (249,314)
               Accounts payable and accrued liabilities     128,690     301,939
                                                         ----------  ----------
    Net cash provided by operating activities             3,888,963   4,136,932
                                                         ----------  ----------

Cash flows from investing activities:
    Property, plant and equipment additions                (228,590)   (285,023)
                                                         ----------  ----------
Cash flows from financing activities:
    Issuance of common stock                                  7,789       1,235
    Cash paid for purchase of stock options                (163,211)       -
                                                         ----------  ----------
    Net cash provided (used) by financing activities       (155,422)      1,235
                                                         ----------  ----------

Net increase in cash and equivalents                      3,504,951   3,853,144
Cash and equivalents:
    Beginning of period                                   6,034,286   2,628,445
                                                         ----------  ----------
    End of period                                        $9,539,237  $6,481,589
                                                         ==========  ==========
Supplemental disclosures of cash flow information:

    Cash paid during the period for income taxes         $1,892,399  $1,189,325
                                                         ==========  ==========


Schedule of Non-cash Financing Activities:
      Purchase of common stock at fair market
          value in payment of account receivable         $  187,500  $     -
                                                         ==========  ==========




The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                         NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to a fair statement of operations and financial position of the Company have been included in the accompanying statements of operations and balance sheets. All adjustments made to the interim financial statements were of a normal, recurring nature.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.   Inventories are comprised of:

                                                March 31    June 30
                                                  1997       1996
                                                  ----       ----
     Finished goods                           $  257,517   $  286,067
     Loaner and demonstration                    863,431      951,472
     Work in process                           1,041,832      775,098
     Purchased material                        1,771,063    1,283,998
                                              ----------   ----------

                                              $3,933,843    3,296,635
                                              ==========   ==========




3.   Property, plant and equipment consists of the following:

                                                    March 31    June 30
                                                      1997        1996
                                                      ----        ----
     Land                                          $  342,262  $  342,262
     Building                                         724,699     724,699
     Leasehold improvements                           126,841     126,841
     Machinery and equipment                        1,588,370   1,366,871
     Office furniture and equipment                   184,295     181,704
                                                   ----------  ----------
                                                    2,966,467   2,742,377
     Less accumulated depreciation                  1,299,447   1,030,457
                                                   ----------  ----------
                                                   $1,667,020  $1,711,920
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

                          BIOCHEM INTERNATIONAL INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three-month period ended March 31, 1997 decreased 5% to $7.2 million from $7.6 million for the corresponding prior year period. This decrease results from a decrease in sales to both our domestic and international OEM customers and our international dealers, primarily of our handheld pulse oximeters and other oximetry products into the hospital and specialty markets. Net sales for the nine-month period ended March 31, 1997 decreased 8% when comparing it to the same nine month period of fiscal 1996. This decrease, felt in all markets of our business, is due to the above mentioned factors. Of interest is sales are declining at a slower rate in the third quarter of fiscal 1997 than they were for the first half of the fiscal year. The year-to-date decrease in sales at March 31, 1997 was only 8%, compared with the year-to-date decrease of 10% at December 31, 1996.

Other income for the three- and nine-month periods ended March 31, 1997 consists primarily of interest income. Increases in interest income is due to the increasing cash balances resulting from the Company's positive cash flows.

Cost of goods sold as a percentage of net sales was approximately 45.2% and 44.5%, respectively, during the three- and nine-month periods ended March 31, 1997 compared to 44.3% and 44.5% for the corresponding periods ended March 31, 1996. These fluctuations are attributable to a changes in the product mix sold among periods.

Selling, general and administrative expenses were 22.3% and 24.3%, respectively, of net sales in the three- and nine-month periods ending March 31, 1997 compared to 20.7% and 22.1% during the same periods of the prior year. The increased percentage of sales in the three- and nine-month periods ending March 31, 1997 is due to the decrease in sales over the same periods. Out of pocket costs for the comparable periods have remained fairly flat due to cost containment measures put into place.

Engineering, research and development expenditures decreased during the three-month period ended March 31, 1997 when comparing them to the same period during the prior fiscal year. These same expenses increased during the nine-month period ended March 31, 1997 by 7% when comparing them to the prior year. These fluctuations are due to spending on new product development which may fluctuate during the development process. Overall, BCI has committed to spending more in this area to continue its new product introduction cycle. As a result, staff has increased in the current year, who, with outside consultants, continue to develop new products that BCI feels will meet the needs of the marketplace.

The company began paying regular income taxes in the third quarter of fiscal 1996 when the net operating loss carryforward in which it had benefit was depleted. Prior to this, the Company was incurring a deferred income tax expense as is depleted a deferred income tax asset resulting from the provisions of Statement of Financial Accounting Standards (SFAS) No. 109.

All other costs and expenses of the Company remained relatively constant when comparing the first nine months of fiscal 1997 to that of fiscal 1996.

Liquidity and Capital Resources

Working capital at March 31, 1997 was $14,808,000 as compared to $11,782,000 at June 30, 1996. The increase in working capital is primarily a function of the cash flow from operating activities. The cash and equivalents balance has increased due to the positive cash flows the company experienced during the first nine months of fiscal 1997.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future liquidity and capital needs.

Forward Looking Statements

Except for the historical information contained herein, this report contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, the timing of new product introductions, the current uncertainties surrounding the Company's principal industry segments including the effect of consolidation of hospital groups and the move towards managed care, and general economic conditions affecting the Company's market segments.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 5.  OTHER INFORMATION

During the quarter ended March 31, 1997, the Company accepted 50,000 shares of its common stock owned by a major customer in of payment of a past due accounts receivable balance in the amount of $187,500.

In March, 1997, the Company purchased from the President of the Company his option rights to purchase 30,500 shares of the Company's stock. These rights were granted to the President during the years 1989 through 1994. The value paid for the options was $163,211, determined as the average between the prices bid and asked for the stock on the date of authorization to purchase ($5.9375 per share) less the aggregate underlying option exercise price of $17,883. After this transaction, the President owns options to purchase up to 20,000 shares of the Company's stock at exercise prices ranging from $3.3125 to $4.29 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The company has not filed any reports on form 8-K for the quarter ended March 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 9, 1997                By  /s/ David H. Sanders
                                       ---------------------------
                                       David H. Sanders
                                       Chairman of the Board and
                                       Chief Executive Officer



Dated:  May 9, 1997                By  /s/ Frank A. Katarow
                                       ---------------------------
                                       Frank A. Katarow
                                       President and Chief
                                       Operating Officer

Dated:  May 9, 1997                By  /s/ Ann M. Johnson
                                       ---------------------------
                                       Ann M. Johnson
                                       Vice President of Finance
                                       and Operations