Form 10-K405
period 1997-06-30
BIOCHEM INTERNATIONAL INC
filed 1997-09-23
CIK 312833

                                                                CONFORMED COPY

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             --

The aggregate market value of the Common Stock of the Company held by non-affiliates on August 29, 1997 was approximately $16,026,014, computed by reference to the average ($5.375) of the bid and ask prices of the Common Stock as reported by the National Quotation Bureau. For purposes of this calculation, officers and directors of the registrant were considered affiliates of the registrant.

The number of shares outstanding of the Company's Common Stock, par value $.02 per share, on August 31, 1997 was 13,041,284.


Exhibit Index on Page 46

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

D.S. Medical Products Company

In July, 1984, D.S. Medical Products Company ("DS Medical"), was formed for the exclusive purpose of acquiring up to an 80% interest in BCI for investment purposes. At this time, its assets consist of its investment in BCI's securities. Ken M. Davee and David H. Sanders, the principal shareholders of DS Medical, are also directors and executive officers of the Company (see ITEM 10. Directors and Executive Officers of the Registrant).



                        NARRATIVE DESCRIPTION OF BUSINESS

The Company's Products

BCI International is a designer, manufacturer and worldwide distributor of comprehensive monitoring systems for reliable and cost-effective patient care. BCI is committed to innovation, ongoing development of lower cost products, excellence in customer service and quality manufacturing. BCI manufactures primarily non-invasive real time patient monitoring equipment. BCI's products are used to monitor respiration, blood gases, exhaled gases, anesthetic agent gases, blood pressure and related cardiovascular/pulmonary functions. Non-invasive monitoring is used in patient care in operating and emergency rooms, intensive care units, critical care units and neonatal facilities. Additionally, these monitoring techniques have applications in recovery, radiology, respiratory therapy, out-patient care, veterinary and ambulatory as well as home and sleep study situations.

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

New product releases in fiscal 1997 include the Model 9004 Capnograph and the Model 6004 Vital Signs monitor. Additionally, fiscal 1997 was the first full year of sales of the Model 3304 Pulse Oximeter, approved by the FDA in August, 1996. The Model 9004 Capnograph, also known as the Capnocheck(R) Plus, is the second in our Clarity(TM) series of monitors. The Capnocheck Plus is a compact, lightweight monitor which provides for measurement of end tidal CO2, pulse oximetry and inspired oxygen. It is well suited to monitoring of both intubated and non-intubated patients in all types of environments. The Model 6004 monitor, also known as the Mini-Torr(TM) Plus monitor, was released to the majority of the international marketplace late in fiscal 1997. BCI is currently awaiting 510(k) approval from the FDA on this product, which will allow it to be sold in the United States and in the balance of the international marketplace. The Mini-Torr(TM) Plus is the third Clarity(TM) series monitor, which offers cost-effective non-invasive monitoring of blood pressure and pulse oximetry. It is a transportable monitor, allowing for use in hospital, transport and emergency settings.

New products in fiscal 1996 include the Model 3303 Pulse Oximeter and the Model 3304 Pulse Oximeter. The Model 3303 oximeter is a handheld unit with alarms, featuring an internal rechargeable battery. This unit can be used both as a handheld, spot-check device and also as a bedside, long-term monitoring device. The Model 3304 Pulse Oximeter, the first product released in our new Clarity(TM) series of monitors, was released to the international market late in fiscal 1996. It features advanced digital signal processing, designed for demanding clinical environments. BCI received 510(k) approval to ship the Model 3304 in the United States in August, 1996.

In fiscal 1995, BCI introduced a combination temperature/oximeter monitor, the Model 3301T, using its popular handheld oximeter released in 1993 as the base oximeter unit, and adding a tympanic temperature feature to it. Additionally, a new Vital Signs Monitor, Model 6200, was released in 1995 that offers a wide variety of monitoring options, including pulse oximetry, ECG, non-invasive and invasive blood pressures and temperature. In fiscal 1995 the Company also developed a disposable sensor cover, called OxiLink(TM), to be used with reusable patient sensors. This will allow for a low cost alternative to disposable sensors while providing the same benefits.

BCI's mission is to provide cost-effective, quality patient monitoring equipment to meet the rapidly-growing and ever-changing needs of the world-wide health care community. Consequently, management contemplates that new products will continue to be added to its existing product lines.


Marketing and Distribution

BCI International monitoring systems are marketed in the United States directly through twenty Company sales representatives and selectively through medical distributors. Health care facilities, principally hospitals, are typically the purchasers of the Company's systems. BCI also sells into alternate care markets, such as emergency medical services, surgery centers and home health care. BCI's increased targeting of the alternate care market will allow the Company to benefit from the trend away from hospitals toward the more cost effective alternate care setting. International sales, promoted through medical distributors and manufacturers worldwide, account for approximately 49% of revenues. BCI technologies are also marketed to original equipment manufacturers (OEM's) as individual components or as finished, private label products, and are in turn then sold to end users. Generally, the Company sells its products to OEM customers based on long-term contracts, which, in certain cases, provide for the purchase of minimum quantities of products at specified prices.


Competition

The Company is in a highly fragmented industry characterized by rapid technological change. Price and product features such as accuracy, ease-of-use and flexibility are the primary bases for competition. The Company has a number of competitors in each of its product areas, many of which are larger and financially stronger than BCI. Due to the high costs of product development, long development cycles and high regulatory costs, the risk of new competitors entering the industry is moderate to low.

Product pricing is the most significant competitive factor in the health care industry. Competition continues to cause price reductions. The Company is continually seeking manufacturing cost reductions, but there can be no assurance that these cost reductions will offset the impact of potential price declines.

Product quality is also a competitive factor, although the quality issue is somewhat mitigated by the standards imposed by the Food and Drug Administration ("FDA").

Competition among international suppliers is generally based on the same set of factors as in the U.S., with price as the primary factor. One of the distinguishing characteristics of the international market is that many foreign health care systems are state run. Thus, the government rather than a private enterprise is often the customer. Additionally, each country has a different set of regulatory standards and specifications which creates additional demands on suppliers participating in the international market.


Manufacturing

The Company's products are manufactured and assembled in its Waukesha, Wisconsin facility. The manufacture of the Company's products involves certain techniques which, in the opinion of management, are proprietary.


Raw Materials

Raw materials utilized by the Company in its manufacturing process are generally available from a number of domestic commercial sources. Since the Company has historically experienced delivery delays and lead times as long as 22 to 24 weeks in acquiring certain electronic components, which is common in the industry, it closely monitors and maintains higher inventory levels for such components than for other raw materials.


Inventory

The Company maintains inventories of previously described materials and finished goods at levels believed to be consistent with anticipated sales and at levels required to respond quickly to customer needs. Inventories of demonstration equipment are also maintained for use by BCI's salespeople. BCI also maintains an inventory of finished goods to loan to customers at their request when the Company is servicing their units. See "Service and Warranty" below in this ITEM 1.

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

In the event a monitor requires service, the Company's policy during the warranty period is to provide a free replacement on loan at the customer's request, which requires that the Company maintain an inventory of monitors for this purpose. BCI services monitors principally in its Waukesha, Wisconsin facility. The Company also employs a field service representative in the state of Maryland. The Company believes that this approach generally permits the customer to have a replacement system whenever needed and provides quality repair service.


Backlog

The Company had approximately $3,600,000 in backlog orders believed to be firm at August 31, 1997, as compared to approximately $5,018,000 at August 31, 1996. The decline in the backlog is mainly due to a decrease in the backorder of hand-held pulse oximeters. The Company's order activity is not seasonal in nature. The Company usually manufactures and ships equipment ordered within 2 to 15 days following receipt of an order, unless the customer requests later release dates.


Research and Development

The Company's research and development activities are dedicated to both product enhancement and new product development. At the date of this report, the Company employs twenty trained technicians and engineers, and utilizes outside consultants in its research and development activities. For the three years ended June 30, 1997, the Company incurred research and development expenses of $4,771,260, all of which were Company sponsored. Of this amount, $1,983,817 was attributable to fiscal 1997, $1,647,651 to fiscal 1996 and $1,139,792 to fiscal 1995.


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


Government Regulation

The medical devices manufactured and marketed by BCI are subject to regulation by the FDA, and, in many cases, by foreign governments and other regulatory organizations (such as ISO and IEC). Under the Federal Food, Drug and Cosmetics Act ("FDC Act"), as amended, manufacturers of medical devices must comply with certain provisions and regulations promulgated by the FDA governing the testing, manufacturing, packaging and marketing of medical devices. Under the FDC Act, medical devices are subject to varying levels of review, the most comprehensive of which requires that a device receive pre-market approval by the FDA for commercial distribution in the United States.

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

Compliance with international standards is an expanding factor in conducting business in international markets. The Company has obtained ISO 9001/EN46001 certification and certification to Annex II of the Medical Device Directive. By certification to these standards, the Company is permitted to place a "CE" mark on its products which indicates product compliance as specifically required by the European marketplace. To date, foreign regulations have not adversely affected the Company's business. However, there can be no assurance that any such regulations will not have a material adverse effect on the Company's business and financial condition in the future.


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


Employees

As of August 31, 1997, the Company employed 107 persons, consisting of 29 in production and 78 in sales, administration, engineering and research.


Financial Information About Export Sales

Export sales, which were principally in the Far East, Central and South America and Western Europe were approximately $13,523,000, $14,872,000 and $11,736,000 in fiscal 1997, 1996 and 1995, respectively. The decrease in sales is a result of many factors. Although BCI continues to expand its international sales network and regions covered, some key regions experienced decreased sales due to the weakness of the local currency as compared to the strength of the dollar. Additionally, sales of the Company's handheld pulse oximeter decreased, especially in the Company's international OEM market sector. All foreign sales are denominated in U.S. Dollars, so the Company is not exposed to foreign currency valuation fluctuations.

ITEM 2.  PROPERTIES

The Company's executive offices and production facilities are located at W238 N1650 Rockwood Drive, Waukesha, Wisconsin. The building contains approximately 14,200 square feet, of which approximately 7,000 square feet constitutes administrative office space, with the balance used for production and storage. BCI purchased this facility on June 30, 1995. It was previously leased from a related party (See Item 12, Related Party Information). Additionally, the Company leases approximately 5,500 square feet of office space which is used for engineering, research and development in a building adjacent to the production facility. The Company leases a small amount of office space located several miles from the main facility, which is used for additional engineering personnel. The Company also leases space at an outside location for file storage purposes only.

In April, 1996, BCI purchased approximately 3.3 acres of vacant land adjacent to its production facility. This land was purchased with the intention of building an addition to our current facility. Due to the decrease in sales in the current year, this project was not undertaken. The Company anticipates the need for additional space, and therefore is investigating its options as to whether it would be best to build an addition, or lease or purchase different property. Current cash balances and cash flows could adequately pay for either option. It has not yet been determined, however, what financing method would be used.

The Company owns all of its machinery and manufacturing equipment, and leases certain office equipment. The Company does not anticipate the need to purchase any material amounts of capital equipment in the coming fiscal year other than the building project discussed above.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1997, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's common stock ($.02 par value) is traded in the over-the-counter market. Price quotations are recorded on The OTC Bulletin Board.

The following table sets forth the bid and asked quotations for the Company's common stock for the quarterly periods indicated, as provided by the National Quotation Bureau. These quotations reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                  Bid                  Asked
                                  ---                  -----
                           High         Low        High      Low
                           ----         ---        ----      ---
Fiscal year ended
June 30, 1997
         1st Quarter       6 3/4       4 3/4       8       5 1/8
         2nd Quarter       6 1/2       4 3/4       6 3/4   4 3/4
         3rd Quarter       5 7/8       4 7/8       6 3/4   4 3/4
         4th Quarter       5 3/4       5           6       5


Fiscal year ended
June 30, 1996
         1st Quarter       4 1/2       3 1/2       5 1/2   3 3/4
         2nd Quarter       4           3 1/2       5       4
         3rd Quarter       5 1/2       3 3/4       6 1/2   4 1/2
         4th Quarter       4 3/4       4 1/4       6       4 3/4


The approximate number of record holders of the Company's common stock on August 31, 1997 was 694. BCI International has not paid dividends on its common stock. The Company does not anticipate paying any such dividends, and further, is restricted from declaring or paying dividends without the prior written consent of the banking institution with which it currently has a lending facility.

ITEM 6.   SELECTED FINANCIAL DATA


                 FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA


                                                                              Years ended June 30
                                                       1997            1996            1995            1994            1993
                                                       ----            ----            ----            ----            ----
EARNINGS (IN THOUSANDS):
  Net Sales                                         $ 27,006        $ 29,000        $ 25,056        $ 17,861         $ 12,857
  Cost of sales                                       11,978          12,903          11,310           8,214            5,897
  Gross profit                                        15,028          16,097          13,745           9,647            6,960
  Earnings before income taxes and
cumulative effect of change in accounting
principle                                              7,179           8,471           6,735           3,504            1,855
  Cumulative benefit from change in
accounting principle                                       -               -               -           5,197                -
  Income tax expense                                   2,539           3,102           2,475           1,309               46
  Net income                                           4,640           5,370           4,260           7,392            1,808

COMMON STOCK:
  Number of shareholders                                 694             750             793             850              900
  Weighted average shares
outstanding                                       13,188,877      13,168,430      13,158,861      13,133,166       13,090,141
  Earnings per share                                   $ .35           $ .41           $ .32           $ .56            $ .14
  Dividends per share                                      -               -               -               -                -

FINANCIAL POSITION (IN THOUSANDS):
  Working capital                                   $ 16,347        $ 11,782         $ 8,388           3,248          $ 2,053
  Capital expenditures                                   241             591           1,205             216              140
  Total assets                                        22,760          18,429          12,336          12,767            5,094
  Long-term debt                                           -               -               -               -            3,948
  Shareholders' equity                                19,945          15,485          10,113           5,851           (1,548)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1997 versus Fiscal 1996

The Company realized income before income tax expense and cumulative effect of accounting change of $7,179,312 in 1997, as compared to $8,471,494 in 1996. Net income realized in fiscal 1997 and 1996 after income tax expense is $4,639,797 and $5,369,669. Based upon the weighted average number of common and common equivalent shares outstanding, these translate into net income per share of $.35 and $.41, respectively, in 1997 and 1996. It is the opinion of management that these amounts may be compared, and are attributable to the factors discussed below.

Net sales in fiscal 1997 decreased by $1,994,028, or by 6.9% when compared to fiscal 1996. The drop in sales was experienced both in the domestic and the international marketplaces. The decreases were predominantly due to decreased sales of our handheld products and our other oximetry products. Sales of the Model 3300/3301 hand-held oximeter during this fiscal year were approximately $7.5 million versus $9.7 million world-wide in fiscal 1996. The Company believes that the industry-wide market demand for first generation hand-held pulse oximeters is flattening in the institutional hospital market. The Company, like its competitors, is now focusing on sales to alternate care markets, sales of replacement equipment and sales of follow-on quantities of this product line to initial purchasers. The challenge for the Company, which it is addressing through product development and marketing activities, is to enhance its existing product line by adding not only new products, but also new features, functionality and product configuration to existing products.

Domestic BCI label sales decreased 9.5% from fiscal 1996. The decline was primarily in the hand-held pulse oximeter as mentioned above, and in its sales to the U.S. Government. In late fiscal 1997, however, the Company was awarded a new contract with the Department of Defense, which should increase its governmental sales in fiscal 1998. The award is for its Model 3303 Pulse Oximeter, for use in aeromedical and other applications. Sales to hospitals declined, but sales to the alternate care market (physicians' offices, clinics, emergency medical and home health care companies) increased, due to the Company's shift in marketing to these areas. Domestic OEM sales increased by 5.5% over fiscal 1996 sales, due to sales of our Model

3301 and 3303 handheld pulse oximeters being sold into the home health care market. International dealer sales of BCI-labeled products decreased by 9.1% and international OEM sales decreased by 9.3% when compared to fiscal 1996 due to decreased sales of oximetry products as well. Selling prices have not fluctuated significantly during these time periods.

Cost of goods sold as a percentage of net sales decreased slightly in fiscal 1997 going from 44.5% in fiscal 1996 to 44.4% in fiscal 1997. The decrease is primarily due to decreased raw material costs.

Selling, general and administrative expenses increased by approximately $182,000 when comparing 1997 to 1996. The increase is primarily attributable to continued investment in the domestic sales and engineering departments. During fiscal 1996, BCI began focusing more on the alternate care markets, and increased the amount spent on marketing to those areas. That spending continued in fiscal 1997. BCI feels these increases were needed to strengthen the domestic sales efforts and position the Company for the future. Additional investments were continued from fiscal 1996 in BCI's OEM sales efforts.

Research and development expenses increased by approximately $335,000 when comparing fiscal 1997 to 1996. The engineering staff grew in fiscal 1997 to twenty employees, who continued to focus their time and efforts on new product releases. As a result, payroll and related expenses increased. Work continues on several new product releases scheduled for fiscal 1998 and beyond.

Interest expense was not incurred in fiscal 1997 or fiscal 1996 due to the long-term debt and related accrued interest being paid off in full during the third quarter of fiscal 1995.

During fiscal 1996, BCI utilized the balance of the net operating loss carryforwards and various federal credit carryforwards available. BCI International set up a foreign sales corporation (FSC) subsidiary in fiscal 1996 in order to help defray the cost of income taxes on its foreign sales. Federal and state income tax paid in fiscal 1997 amounted to approximately $2.6 million, versus $1.7 million in fiscal 1996. BCI's effective tax rate is 35.4% in fiscal 1997 versus 36.6% in fiscal 1996. The drop is due to the Company enjoying a full year of benefit from the FSC in fiscal 1997.

Fiscal 1996 versus Fiscal 1995

The Company realized net income before income tax expense and cumulative effect of accounting change of $8,471,494 in 1996, as compared to net income of $6,734,618 in 1995. Based upon the weighted average number of common and common equivalent shares outstanding, these translate into net income per share of $.64 and $.51, respectively, in 1996 and 1995. Net income realized in fiscal 1996 and 1995 after income tax expense is $5,369,669 and $4,259,843. It is the opinion of management that these amounts may be compared, and are attributable to the factors discussed below.

Net sales in fiscal 1996 increased by $3,944,601, or by 15.7% when compared to fiscal 1995. The growth in sales was primarily due to increased sales to our international OEM customers, which amounted to $3.2 million, and sales of BCI-labeled products to our domestic customers, amounting to $1.2 million. Domestic OEM sales decreased $.5 million. Sales of BCI's low cost, high quality hand-held pulse oximeter and its componentry continue to expand, accounting for much of the domestic and international OEM sales increase in fiscal 1996. The increased sales are due to growth in sales to alternate care markets, such as physicians' offices, clinics, emergency medical and home health care companies. Sales of our other handheld oximetry products increased due to increased brand recognition and expansion into alternate care (non-hospital) markets. Selling prices have not fluctuated significantly during these time periods.

Cost of goods sold as a percentage of net sales decreased slightly in fiscal 1996, going from 45.1% in fiscal 1995 to 44.5% in fiscal 1996. The decrease is primarily due to decreased raw material costs.

Selling, general and administrative expenses increased by approximately $400,000 when comparing 1996 to 1995. The increase is primarily attributable to continued investment in the domestic sales departments to support and improve on the sales increase discussed above. During fiscal 1996, BCI began focusing more on the alternate care markets, and increased the amount spent on marketing to those areas. BCI feels these increases were needed to strengthen the domestic sales efforts and position the Company for the future. Additional investments were also made in BCI's OEM sales efforts, which included restructuring the OEM sales efforts into two distinctive departments, one being domestic OEM and the other, international OEM. BCI expects to increase its domestic OEM sales by focusing more intently on that market. It should be noted, however, that selling, general and administrative expenses decreased as a percentage of sales in fiscal 1996 when compared to fiscal 1995, going from 23.6% in fiscal 1995 to 21.9% in fiscal 1996.

Research and development expenses increased by $500,000 when comparing fiscal 1996 to 1995. In late fiscal 1995 BCI hired several new engineers who were employees for all of fiscal 1996. As a result, payroll and related expenses increased. Additionally, several new products slated for release in fiscal 1997 and fiscal 1998 caused project expenses to increase over those of fiscal 1995.

Interest expense was not incurred in fiscal 1996 due to the long-term debt and related accrued interest being paid off in full during the third quarter of fiscal 1995.

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

During fiscal 1996, BCI utilized the balance of the net operating loss carryforwards and various federal credit carryforwards available. BCI International set up a foreign sales corporation (FSC) subsidiary in fiscal 1996 in order to help defray the cost of income taxes on its foreign sales. Federal and state income tax paid in fiscal 1996 amounted to approximately $1.7 million.

It is management's opinion that the Company's future success is primarily a function of its sales level. Management believes that it is not only necessary to improve the sales of the Company's products which were available for sale this year, but also to introduce other products to provide increased revenue. Plans are in progress to achieve these results.

The rate of inflation continues to have a marginal impact on the operations of the Company. While management routinely assesses the possible effects of inflation with respect to the Company's future business plans, the rate of inflation is not expected to have a material impact upon the growth of the Company during Fiscal 1998. All export sales are denominated in U.S. currency and therefore, the Company is not exposed to foreign currency risk.

Liquidity and Capital Resources

Net income recorded in the current year continued to improve the Company's working capital position. The additional working capital provided by the income helped to finance the growth in expenses discussed above. Additionally, the Company increased its investment in cash and cash equivalents by $4.8 million during the fiscal 1997 and $3.4 million in fiscal 1996. The Company intends to use the cash and cash equivalents and funds generated in fiscal 1996 and 1997 to support its growth into fiscal 1998 and beyond.

As a result of sales decreases experienced in fiscal 1997 versus 1996, the accounts receivable balance decreased by approximately $800,000, or 16%. Additionally, a $500,000 payment on a past due receivable was received in fiscal 1997 from a large customer which helped improve days sales outstanding. In comparing the year end receivable balances in fiscal 1996 versus 1995, the accounts receivable balance grew by approximately $1,200,000, or 32%. Due to extended terms offered to three of its largest customers in fiscal 1996, the balance grew more quickly than sales. Notwithstanding selective credit extensions, the Company continues to place emphasis on tight credit monitoring and collection procedures.

Inventory levels increased by $450,000 in fiscal 1997 versus fiscal 1996 primarily due to increased inventories of demonstration equipment used by the sales force and increased inventories for new products being released in the first half of fiscal 1997. Inventories increased by $610,000 when comparing 1996 to 1995 for the same reasons. No products were discontinued in fiscal 1997, and two minor products were discontinued in fiscal 1996. It is expected that inventory balances will remain at the current level during fiscal 1998.

The decrease in property, plant and equipment in fiscal 1997 from 1996 is principally due to depreciation of underlying assets. No major purchases were made in fiscal 1997. In fiscal 1996, PP&E increased by $274,000 largely due to the purchase of vacant land adjacent to BCI's manufacturing facility. Due to space constraints in its current facility, the Company is investigating its options as to whether it would be best to build an addition on that land, or to lease or purchase different property. Current cash balances and cash flows could adequately pay for either option. It has not yet been determined, however, what financing method would be used.

Trade accounts payable and accrued liabilities decreased by 1.8%, or $50,000 when comparing fiscal 1997 to 1996. This decrease is primarily related to trade payables and the timing of the year end payment cycle. Trade accounts payable and accrued liabilities increased by 33%, or $730,000 when comparing fiscal 1996 to 1995. This increase is primarily related to the increased inventory levels discussed above. Additionally, BCI accrued $80,000 for the payment of income taxes relating to fiscal 1996. No accrual existed at the end of fiscal 1995.

The Company continues to experience improved liquidity over the past fiscal years. Operating activities of the Company have been the main source of this liquidity. It is the belief of management that if operations continue at the same level, funds generated from operations will be adequate to fund working capital requirements, both in the short and long term. The bank line of credit could provide additional funds if deemed necessary.

The Company currently has in place a bank loan and security agreement that provides for demand borrowings under a line of credit not to exceed the lesser of the borrowing base or $10,000,000. The borrowing base, as defined in the agreement is the sum of 80% of eligible accounts receivable and 25% of eligible inventory. Interest is calculated based on the LIBOR rate. The borrowing base currently exceeds $10,000,000, and there is no loan balance outstanding at June 30, 1997, so the available credit is $10,000,000.

It is the belief of management that if continued success in the achievement of the above-noted goals is experienced, funds generated from future operations and borrowing potential under the bank line of credit will be adequate to fund the Company's working capital requirements during 1998.

BCI does not anticipate paying dividends on its common stock.


Impact of Recently Issued Accounting Standards

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure." These statements will be adopted by the Company, as required, for the periods ending after December 15, 1997. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related

Information." These statements will be adopted by the Company, as required, for the periods beginning after December 15, 1997. Implementation of these standards is not expected to have a material impact on the financial statements of the Company.


Forward Looking Statements

Except for the historical information contained herein, this report contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, the timing of new product introductions, the current uncertainties surrounding the Company's principal market segments including the effect of consolidation of hospital groups and the move toward managed care, and general economic conditions affecting the Company's market segments.

Pae 18 of 55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of
Biochem International Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Biochem International Inc. and Subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biochem International Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                                    COOPERS & LYBRAND L.L.P.


Milwaukee, Wisconsin
August 8, 1997

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996


                           ASSETS                         1997            1996
                                                          ----            ----
Current assets:
  Cash and cash equivalents                           $ 10,892,915    $ 6,034,286
  Accounts receivable, net of allowance for
     doubtful accounts of $125,000 and $140,000,
     respectively                                        4,158,002      4,960,818
  Inventories                                            3,747,955      3,296,635
  Deferred income taxes                                    320,000        362,400
  Prepaid expenses                                          43,376         49,593
                                                      ------------    -----------
         Total current assets                           19,162,248     14,703,732

Investment                                               1,847,739      1,863,882
Property and equipment, net                              1,599,679      1,711,920
Related party receivable                                   144,770        143,748
Other                                                        5,987          5,483
                                                      ------------    -----------
         Total assets                                 $ 22,760,423    $18,428,765
                                                      ============    ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                             $  1,813,985    $ 1,959,992
  Accrued liabilities:
     Salaries, wages and commissions                       754,165        677,968
     Other                                                 212,018        203,861
     Income taxes                                           35,000         80,000
                                                      ------------    -----------
         Total current liabilities                       2,815,168      2,921,821

Deferred income taxes                                          -           22,400

Stockholders' equity:
  Preferred stock, $1.00 par value,
     authorized 1,000,000 shares; none issued                  -              -
  Common stock, $.02 par value, authorized
     14,000,000 shares; 13,091,284 issued,
     13,041,284 outstanding as of June 30, 1997,
     and 13,086,784 shares issued and outstanding
     as of June 30, 1996                                   261,826        261,736
  Additional paid-in capital                            11,707,975     11,699,651
  Retained earnings                                      8,162,954      3,523,157
                                                      ------------    -----------
                                                        20,132,756     15,484,544
                                                      ------------    -----------

Less Treasury Stock at cost, 50,000 shares                (187,500)           -
                                                      ------------    -----------

      Total stockholders' equity                        19,945,255     15,484,544
                                                      ------------    -----------

         Total liabilities and stockholders' equity   $ 22,760,423    $18,428,765
                                                      ============    ===========



The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                               1997          1996           1995
                                            -----------   -----------   ------------
Net sales                                   $27,006,210   $29,000,238   $ 25,055,637
Cost of goods sold                           11,977,951    12,903,308     11,310,236
                                            -----------   -----------   ------------
         Gross profit                        15,028,259    16,096,930     13,745,401

Selling, general and
  administrative expenses                     6,537,099     6,355,041      5,917,249
Research and development expenses             1,983,817     1,647,651      1,139,792
                                            -----------   -----------   ------------
         Income from operations               6,507,343     8,094,238      6,688,360

Interest expense                                    -             -         (105,379)
Other income, net                               671,969       377,256        151,637
                                            -----------   -----------   ------------
         Income before income tax expense     7,179,312     8,471,494      6,734,618

Provision for income taxes                    2,539,515     3,101,825      2,474,775
                                            -----------   -----------   ------------
         Net income                         $ 4,639,797   $ 5,369,669   $  4,259,843
                                            ===========   ===========   ============


Net income per common and common equivalent
  share                                         $  0.36   $      0.41   $       0.32
                                                =======   ===========   ============

Weighted average common stock
  shares outstanding                         13,188,877    13,168,430     13,158,861
                                            ===========   ===========   ============



The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995




                                                                Retained
                                                Additional      Earnings/                             Total
                                                 Paid-in      (Accumulated                        Stockholders
                          Shares      Amount     Capital        Deficit)     Shares    Amount        Equity
                          ------      ------     -------        --------     ------    ------        ------
Balances, June 30,     13,073,284   $261,466   $11,695,873   $(6,106,355)      -      $    -      $  5,850,984
                                                                                                          1994
Net income                    -          -             -       4,259,843       -           -         4,259,843

Exercise of common
stock options at           10,000        200         2,300           -         -           -             2,500
$.25 per share
Balances, June 30,     13,083,284    261,666    11,698,173    (1,846,512)      -           -        10,113,327
                                                                                                          1995

Net income                    -          -             -       5,369,669       -           -         5,369,669

Exercise of common
stock options at
$.375 to $.625 per          3,500         70         1,478           -         -           -             1,548
share
Balances, June 30,     13,086,784    261,736    11,699,651     3,523,157       -           -        15,484,544
                                                                                                          1996

Net income                    -          -             -       4,639,797       -           -         4,748,008

Exercise of common
stock options at
$.625 to $4.29 per          4,500         90         8,324           -         -           -             8,414
share

Purchase of treasury          -          -             -             -      50,000    (187,500)       (187,500)
shares
Balances, June 30,     13,091,284   $261,826   $11,707,975   $ 8,162,945    50,000   $(187,500)   $ 19,890,255
1997




The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                 1997                 1996                1995
                                                             --------------      --------------       -------------
Cash flows from operating activities:
  Net income                                                 $  4,639,797          $ 5,369,669          $ 4,259,843
  Adjustments to reconcile to net cash provided
      by operating activities:
    Deferred income taxes                                          20,000            1,310,000            2,337,000
    Amortization of U.S. Treasury Note premium                     16,143                  -                    -
    Depreciation                                                  353,442              316,776              198,380
    Change in assets and liabilities:
      Accounts receivable                                         615,316           (1,029,441)          (1,029,200)
      Inventories                                                (451,320)            (610,134)           1,026,017
      Prepaid expenses and other                                    5,713                 (721)               6,779
      Accounts payable and accrued liabilities                   (106,653)             730,286             (568,238)
                                                             ------------          -----------          -----------

      Net cash provided by operating activities                 5,092,438            5,906,435            6,230,581
                                                             ------------          -----------          -----------


Cash flows from investing activities:
  Property and equipment additions                               (241,201)            (591,006)          (1,204,905)
  Investment in U.S. Treasury Notes                                   -             (1,869,216)                 -
                                                             ------------          -----------          -----------

      Net cash used in investing activities                      (241,201)          (2,460,222)          (1,204,905)
                                                             ------------          -----------          -----------


Cash flows from financing activities:
  Payments on long-term debt                                          -                    -             (4,156,309)
  Loan to shareholder                                              (1,022)             (41,920)                 -
  Proceeds from exercise of stock options                           8,414                1,548                2,500
                                                             ------------          -----------          -----------

Net cash used for financing activities                           (155,819)             (40,372)          (4,153,809)
                                                             ------------          -----------          -----------

Net increase in cash and cash equivalents                       4,858,629            3,405,841              871,867

Cash and cash equivalents:
  Beginning of year                                             6,034,286            2,628,445            1,756,578
                                                             ------------          -----------          -----------

  End of year                                                $ 10,892,915          $ 6,034,286          $ 2,628,445
                                                             ============          ===========          ===========



Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $      -              $     -              $ 2,182,348

  Cash paid for income taxes                                 $  2,564,515          $ 1,711,825          $   146,025




Non-cash activity:

The Company acquired 50,000 shares of its common stock owned by a major customer in satisfaction of the customer's $187,500 outstanding accounts receivable balance.



The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

B. CONSOLIDATION PRINCIPLES: Effective January 2, 1996, the Company incorporated a Foreign Sales Corporation (FSC). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BCI International Foreign Sales Corporation. All intercompany transactions have been eliminated.

C. ESTIMATES: The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

D. CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with a high credit quality financial institution. The Company's trade receivables subject it to credit risk as its customers are primarily health care providers, both domestically and internationally. The Company's international receivables are generally supported by letters of credit denominated in U.S. dollars. The domestic receivables are generally not collateralized.

E. CASH EQUIVALENTS: All highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

F. INVENTORIES: Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Loaner and demonstration equipment is recorded at cost and included in inventory until sold.

G. INVESTMENT: Investment at June 30, 1997 represents a U.S. government security which matures in August, 1997. The investment is classified as held-for-sale and is stated at its amortized cost.

NOTES TO FINANCIAL STATEMENTS, CONT.

H. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of these assets. The estimated useful lives are principally 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over the life of the lease. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

I. INCOME TAXES: Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

J. NET INCOME PER SHARE: Net income per common and common equivalent share is computed based on the weighted average common shares outstanding, including common stock equivalents.

K. RECLASSIFICATIONS: Certain items in the prior years' financial statements have been reclassified to conform with the 1997 presentation.

L. OTHER INCOME: Other income is comprised primarily of interest received from the Company's interest-bearing cash accounts.

M. RECENT ACCOUNTING PRONOUNCEMENTS: In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure." These statements will be adopted by the Company, as required, for the periods ending after December 15, 1997. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements will be adopted by the Company, as required, for the periods beginning after December 15, 1997. Implementation of these standards is not expected to have a material impact on the financial statements of the Company.


2.  INVENTORIES:
Inventories are comprised of:

                                                      1997               1996
                                                      ----               ----
Finished goods                                     $  230,390         $  286,067
Loaner and demonstration                              920,734            951,472
Work-in-process                                     1,070,564            775,098
Purchased material                                  1,526,267          1,283,998
                                                   ----------         ----------
                                                   $3,747,955         $3,296,635
                                                   ==========         ==========

NOTES TO FINANCIAL STATEMENTS, CONT.


3.  PROPERTY AND EQUIPMENT:
Property and equipment consists of:

                                                        1997             1996
                                                        ----             ----
Land                                                $  342,262        $  342,262
Building                                               724,699           724,699
Leasehold improvements                                 126,841           126,841
Machinery and equipment                              1,605,481         1,366,871
Office furniture and equipment                         184,295           181,704
                                                    ----------        ----------

                                                     2,983,578         2,742,377
Less accumulated depreciation                        1,383,899         1,030,457
                                                    ----------        ----------

                                                    $1,599,679        $1,711,920
                                                    ==========        ==========


In April 1995, the Company purchased land and building for $812,899 from a shareholder of DS Medical Products Co. (DS) who is also an officer and a director of the Company. DS owns approximately 76% of the Company's common stock. The Company had leased the land and building from the same party prior to its purchase. The Company continued to lease a portion of another building from a third party in fiscal year 1997. The Company incurred lease expense of $25,542, $24,742 and $84,500 in 1997, 1996 and 1995, respectively.


4.  INVESTMENT:
A U.S. government security is held in a restricted trust as part of a compensation agreement entered into between the Company and its president in January 1996. Under the terms of the agreement, the president will receive earnings of the trust assets currently and, should he remain employed by the Company for a period of one year following a change in control, the assets in trust will become the property of the president. DS Medical Products Co., the principal shareholder of the Company, has guaranteed the Company's obligation to its president.


5.  BORROWING ARRANGEMENT:
The Company has a bank loan and security agreement which, as amended January 16, 1996, provides for borrowings not to exceed $10,000,000 that are due on demand under a revolving line of credit. Interest is at the London Interbank Offered Rate (LIBOR) plus 1.75%. The bank has a security interest in all the assets of the Company. Under the terms of the agreement, any borrowings under the line of credit must be used for working capital or acquisition purposes. The terms of the agreement also subject the Company to certain covenants including restriction on paying dividends without prior written consent of the bank, maintaining a minimum tangible net worth of $5,000,000 and restriction of Company acquisitions to the medical products industry.

NOTES TO FINANCIAL STATEMENTS, CONT.

6.  COMMON STOCK AND STOCK OPTIONS:
Effective October 1, 1992, the Company adopted the 1992 Stock Program which includes a Stock Option Plan and a Restricted Stock Rights Plan. This program provides for the issuance of common stock options to officers, employees and independent consultants. An aggregate of 250,000 shares were originally reserved for issuance under the program. All options available for grant at June 30, 1997 relate to the 1992 stock program.

At June 30, 1997, the Company also had outstanding options to purchase 3,000 shares of common stock under a Stock Option Plan which was terminated in 1991.

Options granted under the Stock Option Plans are exercisable for a period of 10 years at a price equal to market value, as defined, on the date of grant.

Stock purchase rights granted under the Restricted Stock Rights Plan are exercisable for a period of 30 days at a price equal to 10% of the stock's fair market value at the date of grant. No rights had been granted at June 30, 1997 under this plan.

The following is a summary of the stock option shares and the weighted average exercise price per share:


                                            1997              1996                1995
                                     ----------------   ---------------     ----------------
                                      Shares   Price    Shares    Price     Shares    Price
Outstanding and exercisable
   beginning of year                 181,000   $2.248   133,500   $1.557    96,000    $0.553
Granted                               26,000    5.250    51,000    3.931    47,500     3.313
Exercised                             (4,500)   1.870    (3,500)   0.442   (10,000)    0.250
Purchased                            (30,500)   0.586       -        -         -         -
Forfeited                               (500)   0.625       -        -         -         -
                                    --------   ------   -------   ------   --------   ------

Outstanding and exerciseable
   end of year                       171,500    3.013   181,000    2.248   133,500     1.557
                                    ========            =======            =======

Available for grant,
   end of year                        81,500             78,500            129,500
                                    ========            =======            =======


Options outstanding and exercisable as of June 30, 1997:


                                                     Weighted-Average
                 Range of       Weighted-Average      Exercise Price
             Exercise Prices     Remaining Life         Per Share        Shares
             ---------------     --------------         ---------        ------
              $0.250 - 0.346         4.87                $0.334           23,500
              $0.625 - 1.359         6.31                 0.855           25,500
              $3.313 - 5.250         8.46                 3.976          122,500
                                                                         -------
                                                          3.013          171,500
                                                                         =======


NOTES TO FINANCIAL STATEMENTS, CONT.

In March, 1997, the Company purchased from the president of the Company his option rights to purchase 30,500 shares of the Company's stock. These rights were granted to the president during the years 1989 through 1994. The value paid for the options was $163,211, determined as the average between the prices bid and asked for the stock on the date of the authorization to purchase ($5.9375 per share) less the aggregate underlying options exercise price of $17,883. After this transaction, the president owned options to purchase up to 20,000 shares of the Company's stock at exercise prices ranging from $3.3125 to $4.29 per share.

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (the "standard"). The Company adopted the new standard in the current fiscal year. The Company has continued to measure compensation expense for its stock option incentive plan under APB 25; therefore, the new standard has no effect on the Company's operating results.

Had the Company recognized compensation expense based on the fair value of the grant for awards under the plan, consistent with the method prescribed by FASB Statement No. 123, the Company's net income and net income per share for the years ended June 30, 1997 and 1996 would have been as follows:

                                                      1997               1996
                                                    ---------          --------
Net earnings as reported                         $   4,639,797     $   5,369,669
Net earnings pro forma                           $   4,567,076     $   5,263,669
Net earnings per share as reported               $        0.35     $        0.41
Net earnings per share pro forma                 $        0.35     $        0.40

The following assumptions were used to compute the fair market value of the option grants for the year ended June 30, 1997 and 1996 using the Black-Sholes option pricing model; a risk-free interest rate ranging from 5.88% to 6.43%; stock volatility of 40%; dividend yield of 0% and expected option life of seven years.


7.  NET INCOME PER SHARE:
The computation of net income per common and common equivalent share assumes that stock options are exercised and are reflected in weighted average common shares outstanding net of treasury shares assumed to be purchased with the exercise proceeds. There is no significant difference between primary and fully diluted net income per share. The number of weighted average shares used for computing primary net income per share was as follows:
                                            1997          1996           1995
                                            ----          -----          ----
[S]                                       [C]           [C]           [C]
Beginning shares outstanding              13,086,784    13,083,284    13,073,284
Equivalent shares:
  Dilutive stock options based on
    Treasury stock method using
    average market price                     102,093        85,146        85,577
                                          ----------    ----------    ----------

                                          13,188,877    13,168,430    13,158,861
                                          ==========    ==========    ==========

NOTES TO FINANCIAL STATEMENTS, CONT.

8.  INCOME TAXES:
The provision for income taxes consists of the following:


                                         1997          1996          1995
                                         ----          ----          ----
     Current:
       Federal                       $ 2,266,635    $1,763,623   $  119,250
       State                             252,880        28,202       18,525
                                     -----------    ----------   ----------
         Total current                 2,519,515     1,791,825      137,775
                                     -----------    ----------   ----------

     Deferred:
       Federal                            45,961     1,067,000    2,153,400
       State                             (25,961)      243,000      183,600
                                     -----------    ----------   ----------
         Total deferred                   20,000     1,310,000    2,337,000
                                     -----------    ----------   ----------
                                     $ 2,539,515    $3,101,825   $2,474,775
                                     ===========    ==========   ==========



The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:

                                                1997   1996   1995
                                                ----   ----   ----
Statutory Federal income tax rate               34.0%  34.0%  34.0%
FSC benefit                                     (1.7)  (0.9)    -
State income taxes, net of federal benefit       2.1    2.1    2.0

Nondeductible expenses and other                 1.0    1.4    0.7
                                                ----   ----   ----
                                                35.4%  36.6%  36.7%
                                                ====   ====   ====


Deferred income taxes reflected in the balance sheet at June 30, 1997 and 1996 relate to the following:

                                                        1997             1996
                                                        ----             ----
Deferred tax assets:
Current:
Tax credit carryforwards                             $      -         $  90,000
  Inventories and receivables                           130,257         124,700
  Accrued employee benefits                             109,405          85,300
  Other                                                  80,338          62,400
                                                       --------       ---------
Current deferred tax assets                             320,000         362,400
                                                       --------       ---------

Deferred tax liabilities - property
  and equipment, noncurrent                                 -           (22,400)
                                                       --------       ---------
Total net deferred tax assets                          $320,000       $ 340,000
                                                       ========       =========


9.  EXPORT SALES:
Export sales, principally to the Far East, Central and South America and Western Europe, were $13,252,596, $14,871,510 and $11,736,000 in 1997, 1996 and 1995,
respectively. The Company's export sales are denominated in U.S. currency.

NOTES TO FINANCIAL STATEMENTS, CONT.

10.  EMPLOYEE BENEFIT PLAN:
The Company sponsors a defined contribution plan for all eligible employees of the Company. Employees may contribute up to 12% of their compensation and the Company provides a matching contribution of 50% of the employees' contributions up to 6% of the employees' compensation. The Company's contributions to the Plan were $139,384, $125,805 and $117,270 in 1997, 1996 and 1995, respectively.

The Company is not obligated to provide any postretirement medical or life insurance benefits to employees.


11.  RELATED PARTY TRANSACTIONS
The former president of the Company had an interest in the common stock of the Company which is held by DS Medical Products Co. On August 1, 1993, the Company paid $101,828 to the former president on behalf of DS Medical Products Co. in exchange for those securities. As a result, the Company has a receivable due from DS Medical Products Co. in the same amount at June 30, 1997 and 1996.

The Company paid approximately $40,000 in state taxes in March 1996 on behalf of DS Medical Products Co., a related party. The Company has recorded this payment as a related party receivable at June 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The directors and principal executive officers of the Company and their offices are:

         Name                               Age               Office
         ----                               ---               ------
Ken M. Davee (1)                            89                Director  - Class  I,  Vice  Chairman  of the  Board  of
                                                              Directors and Secretary

David H. Sanders (1)                        66                Director - Class I,  Chairman of the Board of Directors,
                                                              Chief   Executive   Officer,    Treasurer   and
                                                              Assistant Secretary

Lee J. Knirko                               74                Director - Class II

Frank A. Katarow                            37                President and Chief
                                                              Operating Officer

Keith R. Harper                             48                Senior Vice President,
                                                              Sales

Ann M. Johnson                              35                Vice President, Finance and Operations

Robert H. Wesel                             38                Vice President,
                                                              International Sales

Mark S. Geisler                             45                Vice President, Engineering

Donald Alexander                            42                Vice President,
                                                              Regulatory Affairs

Michael T. Joyce (2)                        46                Vice President,
                                                              Sales and Marketing

(1) Member of the Executive Committee

(2) Resigned in July, 1997.

All directors are elected for two (2) year terms and serve until their respective successors are duly elected and qualified. The terms for Classes I and II expire as of the date set for the annual stockholders' meeting for fiscal years ending June 30, 1998 and June 30, 1997, respectively. Officers are appointed for a one (1) year term unless sooner replaced. Each of the above individuals has served in the capacities indicated since September 14, 1984, except as stated below.


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

MR. KNIRKO, a certified public accountant, is a former treasurer of the Dr. Scholl Foundation, a non-profit organization. He is a former audit manager of Peat, Marwick, Main & Co. (now KPMG Peat Marwick), an accounting firm.

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

MS. JOHNSON, a certified public accountant, received a Bachelor of Business Administration degree in Accounting and in Risk Management and Insurance from the University of Wisconsin in Madison. She received her Masters of Business Administration degree in May, 1997 from the University of Wisconsin in Milwaukee. Prior to her employment at BCI, she worked on the audit staff at Deloitte, Haskins & Sells (now Deloitte & Touche) from 1984 to 1987 and at Coopers & Lybrand from 1987 to 1990. She joined BCI in April, 1990 and has been Vice President of Finance and Personnel since December, 1991. On November 1, 1993 she was promoted to Vice President of Finance and Operations.

MR. WESEL worked in the health care field for over ten years before starting at BCI in January, 1991. He received an associates degree from Milwaukee Area Technical College in Business Management and is also a certified cardiopulmonary technologist and a pulmonary functions technologist. His most recent clinical position was as Technical Director/Business Manager of Anesthesia at a 400 bed hospital. Since coming to BCI, he has held several positions, including Manager of Clinical Applications, Territory Sales Manager and Director of Marketing Services. After a brief hiatus from the company in fiscal 1994, he became Vice President of International Sales effective January 4, 1994.

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

MR. JOYCE earned a degree in Business Administration from the University of Wisconsin - Whitewater. His experience includes over 20 years in sales and sales management positions in the medical products industry. Prior to joining BCI, he served as Regional Sales Manager for Nellcor, Inc.. He joined BCI in May, 1995 as National Field Sales Manager for the domestic sales group and was appointed to the position of Vice President of Sales and Marketing in June, 1996. In July, 1997, Mr. Joyce resigned from his position with BCI International and is no longer with the Company.



Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons holding ten percent or more of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of copies of such reports furnished to the Company, the Company believes that all of its executive officers, directors and greater than ten percent beneficial owners were in compliance with their Section 16 filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash, cash-equivalent and non-cash forms of remuneration for services to the Company for the past three fiscal years for the Chief Executive Officer of the Company and each of the Company's four other most highly compensated executive officers:


                                                                          Long-term
                                     Annual Compensation                 Compensation
                                     -------------------                 ------------
                                                                            Stock          All Other
Name and Capacity             Year     Salary     Bonus      Other(1)     Options(#)     Compensation(2)
-----------------             ----     ------     -----      --------     ----------     ---------------
David H. Sanders              1997    $200,000     $-0-        $-0-          -0-            $ 4,750
Chairman and CEO              1996     200,000      -0-         -0-          -0-              4,600
                              1995     180,000      -0-         -0-          -0-              4,550

Frank A. Katarow              1997    $169,308   $18,200        -0-          5,000         $115,450
President and COO             1996     153,134    30,050        -0-         10,000           10,218
                              1995     129,000    30,100        -0-         10,000            4,550

Keith R. Harper               1997    $125,973   $  -0-         -0-          2,000           $3,869
Senior Vice President         1996     117,367     8,500        -0-          4,000            3,776
                              1995     117,500      -0-         -0-          6,000            3,525

Robert H. Wesel               1997    $122,088      -0-         -0-          2,000           $3,663
Vice President                1996     113,520      -0-         -0-          4,000            3,406
                              1995     105,462      -0-         -0-          6,000            3,164

Michael T. Joyce(3)           1997    $123,861      -0-         -0-          2,000           $3,716
Vice President                1996    $116,060      -0-         -0-          6,000           $3,482
                              1995      16,154      -0-         -0-           -0-               138



(1) While the above named Executive Officers enjoy certain perquisites, for the year ended June 30, 1997, these did not exceed $50,000 or ten percent of any officer's salary and bonus.

(2) These figures represent the amount of the Company's contribution to its 401(k) Plan allocated to the officer. Additionally, the amount for the year ended June 30, 1997 allocated to Mr. Katarow includes a $110,700 payment representing interest earned on the funds held in trust relating to the Compensation Agreement in effect for Mr. Katarow, as discussed below.

(3) Mr. Joyce began employment with the Company on May 1, 1995, and was promoted to Vice President on June 1, 1996.


Directors receive no fees or expense reimbursement allowances.

STOCK OPTIONS
The following table shows, for the year ended June 30, 1997, individual grants of stock options made during the year, to each of the executive officers and directors:

                                 % of Total
                                  Options
                   Options       Granted to      Exercise      Expiration
                   Granted       Employees        Price           Date
                   -------       ---------       --------       ---------
D.H. Sanders        -0-            N/A             N/A           N/A
K.M. Davee          -0-            N/A             N/A           N/A
L.J. Knirko         -0-            N/A             N/A           N/A
F.A. Katarow       5,000          19.20%         $5.250        06/15/07
K.R. Harper        2,000           7.69%         $5.250        06/15/07
A.M. Johnson       4,000          15.38%         $5.250        06/15/07
R.H. Wesel         2,000           7.69%         $5.250        06/15/07
M.S. Geisler       2,000           7.69%         $5.250        06/15/07
D.J. Alexander     2,000           7.69%         $5.250        06/15/07
M.T. Joyce         2,000           7.69%         $5.250        06/15/07


The following table shows the number and value of options exercised during fiscal 1997 and the value of unexercised options on an aggregated basis at June 30, 1997 for each of the executive officers and directors:


                        Shares                       Number of       Value of
                      Acquired on         Value     Unexercised     Unexercised
                       Exercise         Realized    Options at       Options at
                      Fiscal 1997      Fiscal 1997    6/30/97       6/30/97 (1)
                      -----------      -----------    -------       -----------
D.H. Sanders              -0-              -0-         -0-            N/A
K.M. Davee                -0-              -0-         -0-            N/A
L.J. Knirko               -0-              -0-         -0-            N/A
F.A. Katarow              -0-              -0-       25,000       $ 35,425
K.R. Harper               -0-              -0-       25,000         79,237
A.M. Johnson              -0-              -0-       34,500        110,269
R.H. Wesel                -0-              -0-       14,000         26,327
M.S. Geisler              -0-              -0-       14,000         22,420
D.J. Alexander            -0-              -0-        6,500          6,951
M.T. Joyce                -0-              -0-        8,000         10,085



(1) Value of unexercised options is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at fiscal year end.


In March, 1997, the Company purchased from the president of the Company his option rights to purchase 30,500 shares of the Company's stock. These rights were granted to the president during the years 1989 through 1994. The value paid for the options was $163,211, determined as the average between the prices bid and asked for the stock on the date of the authorization to purchase ($5.9375 per share) less the aggregate underlying options exercise price of $17,883. After this transaction, the president owned options to purchase up to 20,000 shares of the Company's stock at exercise prices ranging from $3.3125 to $4.29 per share.


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

The intention of the foregoing arrangement with Katarow is to assure his continuing service to the Company on a current basis, and his availability to any potential acquiror of the Company or its business or assets into the future. While the Company and its principals are not in discussions with parties contemplating a current transfer of ownership of the business or assets of the Company, the Company and its principals have in the past engaged in negotiations for such a transaction (see Reports on Form 8-K, dated May 23, 1995 and July 25,
1995) and may encounter or entertain other similar discussions or initiatives in the future. The Company, its management and principal shareholder have determined that the existence of continuity of present management would be an important aspect in the valuation of the Company by any potential acquiror, and the Company, its Board of Directors, and its principal shareholder, deem it, in their best business judgment, to be important to provide for retention of management in order to enhance the value of the Company for the benefit of its shareholders.

The ownership of a significant majority of the outstanding capital stock of the Company by DS Medical, the Company's principal shareholder, which in turn, is owned by David H. Sanders and Ken M. Davee (directors and officers of the Company) and related parties, means that any discussions, negotiations and transfer could be accomplished when, as and on terms deemed advantageous by that principal shareholder. Nevertheless, management and ownership believe that enhancement of the value of the Company, through a facility such as the foregoing Compensation Agreements, will redound to the benefit of minority shareholders as well.


The Company entered into employment contracts with four of its officers, including Mssrs. Wesel and Harper, in April, 1995. The contracts have a three year term, and are renewable for one year periods thereafter with agreement by both parties. In the event employment is terminated without cause, the employee shall be entitled to: severance pay for the greater of 12 months or one month for each year of service, and continuation of employee benefits for the severance period. The severance period terminates when the employee has found other work if that occurs sooner than the predefined end of the severance period. No other long term incentive plans or change-in-control arrangements are currently in force at the Company.

                          COMPENSATION COMMITTEE REPORT

The objectives of the Company's compensation program are to attract and retain the best available executives, to motivate these executives to achieve the Company's goals, and to recognize individual contributions as well as overall business results. To achieve these objectives, the Company reviews its compensation program on a regular basis and attempts to tie a portion of each executive's potential compensation to Company performance.

The key elements of the Company's executive compensation program consist of fixed salary plus variable pay, taking the form of annual incentive compensation directly tied to Company performance, and long-term compensation via stock option awards. In determining each element of compensation to be awarded to each executive, the Compensation Committee considers the executive's benefits package, his/her responsibilities and experience, as well as the competitive marketplace for executive talent. Whenever possible, a comparison to compensation packages for executives with similar experience and responsibilities was made when determining the packages at the Company.

In determining the compensation package for Mr. Sanders, the Company's Chairman of the Board and Chief Executive Officer, the Committee took into consideration both the compensation packages of CEOs at companies the Committee deemed comparable, and the Committee's assessment of Mr. Sanders and the Company's overall performance. Because of his substantial stock holdings, Mr. Sanders is not eligible to participate in the stock option plan. Additionally, due to his position, he is not eligible for any incentive compensation awards. Mr. Sanders took no part in the determination of his compensation.

The Compensation Committee reviewed the proposed 1997 salaries and bonuses for the executive officers. The Committee believed the proposed salary levels were in line with or below the salary levels of executives in comparable positions of responsibility. In an effort to tie a substantial portion of an executive's compensation to Company performance, the Committee approved an incentive compensation program in which all of the executive officers, other than Mr. Sanders, Mr. Harper, Mr. Wesel and Mr. Joyce, are eligible to participate. The program provides for a percentage of the participant's salary to be paid to that officer if operating profits are above specified levels. Mr. Harper, Mr. Wesel, and Mr. Joyce receive commission based on the sales performance of their divisions. All executive officers, other than Mr. Sanders as mentioned above, are eligible for discretionary stock option awards. The committee believes that selective grants of stock options, along with the performance-based cash compensation described above promote a commonality of interest between the Company's officers and its stockholders.

The Compensation Committee is of the opinion that the compensation levels for the executive officers are reasonable when compared to similar positions of responsibility and scope in similar sized companies and in similar industries, and that an appropriate amount of total compensation is based on the performance of the Company, and therefore provides sufficient incentive for these individuals to attain improved results in the future.


                             Compensation Committee:
                                David H. Sanders
                                  Ken M. Davee

                         COMPANY STOCK PRICE PERFORMANCE

The following table tracks the value of $100 invested on June 30, 1992 in Biochem International Inc. Common Stock as compared to the change in the Standard & Poor's 500 Index and the Standard & Poor's Health Care Composite Index. The table shows that $100 invested five years ago in the Company's stock was worth $1720 at June 30, 1997, compared to $247 for the S&P 500 Index and $231 for the Health Care Composite Index.

     MEASUREMENT                                         HEALTH CARE
       DATE             BCI STOCK         S & P 500      COMPOSITION
       ----             ---------         ---------      -----------
      6/30/92            $ 100              $100            $100
      6/30/93              360               114              88
      6/30/94             1261               115              88
      6/30/95             1120               145             128
      6/30/96             1580               183             178
      6/30/97             1720               247             231



The following graph depicts a five-year comparison of cumulative total stockholder returns for the Company, the Standard & Poor's 500 Stock Index and the Standard & Poor's Health Care Composite Index from June 30, 1992 through June 30, 1997.

                [LINE GRAPH]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table shows the beneficial ownership of common stock, $.02 par value, of the Company by each person who is known by the Company to be the beneficial owner of five (5) percent or more of such stock as of August 31, 1997:

Name and Address of                Amount and Nature of              Percent of
 Beneficial Owner                  Beneficial Ownership               Class (2)
 ----------------                  --------------------               ---------
DS Medical Products Co.             10,040,000 shares,                 76.99%
180 East Pearson                    owned of record
Chicago, Illinois 60611             and beneficially

Ken M. Davee                             (1)                             (1)
180 East Pearson
Chicago, Illinois 60611

David H. Sanders                         (1)                             (1)
BCI International
W238 N1650 Rockwood Drive
Waukesha, Wisconsin 53188

(1) Ken M. Davee and David H. Sanders own the majority of the stock of DS Medical, with the balance being owned indirectly by Mr. Sanders through family members. Therefore, for the purposes of Rule 13d-3 of the Securities and Exchange Commission, they may be deemed to beneficially own the BCI stock and rights owned by DS Medical. Such beneficial ownership is disclaimed. The amounts of such stock ownership and rights are not repeated in this table or in the following table to avoid duplication.


(2) The percent of class calculations above are based on a total of 13,212,784 shares consisting of 13,041,284 shares outstanding, and 171,500 shares issuable upon exercise of options granted under the Company's Incentive Stock Option Plans. See ITEM 8. Financial Statements and Supplementary Data, Note 6, Common Stock and Stock Options.

The following table shows the ownership of common stock of the Company held beneficially by each director and officer holding shares, and by all directors and officers of the Company as a group, as of August 31, 1997:

Name of                Amount and Nature of                        Percent of
Beneficial Owner       Beneficial Ownership                        Class (3)

David H. Sanders       230,000 shares-                               1.74%
                       230,000 beneficially (1)(2)

Frank A. Katarow       30,700 shares-5,700 of                         .24%
                       record and beneficially,
                       and 25,000 beneficially as
                       options

Keith R. Harper        36,000 shares-10,000 of                        .27%
                       record and beneficially,
                       and 25,000 beneficially
                       as options

Ann M. Johnson         34,500 shares-34,500                           .27%
                       beneficially as options

Robert H. Wesel        18,000 shares-4,000 of                         .14%
                       record and beneficially,
                       and 14,000 beneficially
                       as options

Mark S. Geisler        14,000 shares-14,000                           .11%
                       beneficially as options

Donald Alexander       6,500 shares-6,500                             .05%
                       beneficially as options

Michael T. Joyce       8,000 shares-8,000                             .07%
                       beneficially as options

All directors and      10,416,700 shares-10,059,700                 78.84%
officers as a group    of record and beneficially,
(8 persons)            230,000 beneficially, and
                       127,000 as options (1)(3)


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



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously discussed, DS Medical, owner of approximately 76.99% of the Company's outstanding common stock, is substantially owned by Ken M. Davee and David H. Sanders. Mr. Davee is Vice Chairman of the Board of Directors and Secretary of the Company. Mr. Sanders serves as Chairman of the Board of Directors, Chief Executive Officer, Treasurer, and Assistant Secretary of the Company.

Prior to June 30, 1995, Mr. Davee owned the building which the company occupies. BCI purchased the building from Mr. Davee on that date, based upon an Option to Purchase (the "Option") agreement relating to the property sold. Under the terms of the Option, BCI had the right to purchase the leased property at any time after the initial term of the Lease for $670,000 plus increases in the consumer price index as defined in the agreement. The purchase price plus filing fee costs was $812,899.

The former president of the Company had an interest in the common stock of the Company which is held by DS Medical Products Co. On August 1, 1993, the Company paid $101,828 to the former president on behalf of DS Medical Products Co. in exchange for those securities. As a result, the Company has a receivable due from DS Medical Products Co. in the same amount at June 30, 1997 and 1996.

The Company paid approximately $40,000 in state taxes in March 1996 on behalf of DS Medical Products Co., a related party. The Company has recorded this payment as a related party receivable at June 30, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS:

                                                                                                                Page
                                                                                                                ----
1.       Included in Part II of this report:
         Report of Independent Accountants.......................................................................19

         Consolidated Balance Sheets at June 30, 1997 and 1996...................................................20

         Consolidated Statements of Income for the years
         ended June 30, 1997, 1996 and 1995......................................................................21

         Consolidated Statements of Changes in Stockholders'
         Equity for the years ended June 30, 1997, 1996 and 1995.................................................22

         Consolidated Statements of Cash Flows for the years
         ended June 30, 1997, 1996 and 1995......................................................................23

         Notes to Consolidated Financial Statements..............................................................24

2.       Included in Part IV of this report:

         Independent Accountants' Report on Financial Statement Schedule for the
         years ended June 30, 1997, 1996 and 1995................................................................53

         Schedule II - Valuation and Qualifying Accounts.........................................................54

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, or in ITEM 8. Financial Statements and Supplementary Data.


(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K for the quarter ended June 30, 1997.


(c) EXHIBITS FILED WITH THIS FORM 10-K:                                                                        Page
         3(i)(a)  Certificate of Incorporation of registrant
                  filed April 27, 1976..........................................................................(1)

         3(i)(b)  Amendment to Certificate of Incorporation
                  filed June 8, 1976............................................................................(1)

         3(i)(c)  Amendment to Certificate of Incorporation
                  filed June 30, 1977...........................................................................(1)

         3(i)(d)  Amendment to Certificate of Incorporation
                  filed July 31, 1979...........................................................................(1)

         3(i)(e)  Amendment to Certificate of Incorporation
                  filed October 22, 1980........................................................................(2)

         3(i)(f)  Amendment to Certificate of Incorporation
                  filed September 13, 1984......................................................................(3)

         3(ii)    By-Laws of Registrant as amended through
                  December 19, 1988............................................................................(12)

         4.1      BCI Stock Purchase Warrant to purchase 8,000,000 shares of common stock exercisable after 5:00 p.m., Chicago Time,
                  December 31, 1986, through December 31, 1992..................................................(4)

         10.1     Mortgage Loan and Security Agreement dated as
                  of December 1, 1980, between Registrant and
                  Town of Pewaukee, Wisconsin...................................................................(5)

         10.2     1981 Stock Program as amended through June 30,
                  1989.........................................................................................(13)

         10.3     Loan Agreement dated July 18, 1984, by and
                  between Biochem International Inc. and
                  DS Medical Products Co........................................................................(6)

         10.4     Amended 10% Debenture due April 1, 1990.......................................................(3)

         10.5     Biochem 10% Debenture, face amount $1,500,000
                  dated September 14, 1984, and due December 31,
                  1992..........................................................................................(4)

                                                                                                               Page
                                                                                                               ----
         10.6     Security Agreement by and between DS Medical and
                  Biochem dated September 14, 1984, assigning DS Medical a
                  security interest in Biochem's accounts, chattel paper,
                  contracts, contract rights, documents, equipment, fixtures, general intangibles, goods, instruments, inventory,
                  trademarks, trade names, trade secrets and good-will products thereof and certain other assets
                  described therein.............................................................................(4)
                  .........
         10.7     Second Mortgage to BCI's principal offices and
                  manufacturing facility commonly known as W238
                  N1650 Rockwood Drive, Waukesha, Wisconsin.....................................................(4)

         10.8     Assignment of Rents to BCI's principal offices and
                  manufacturing facility commonly known as W238 N1650
                  Rockwood Drive, Waukesha, Wisconsin, 53188-1199...............................................(4)

         10.9     Patent Collateral Assignment dated September 18, 1984
                  between BCI and DS Medical with respect to all of BCI's
                  patent applications and patents...............................................................(4)

         10.10    Trademark Collateral Assignment dated September 14, 1984
                  between BCI and DS Medical with respect to all of BCI's
                  trademark applications and trademarks.........................................................(4)

         10.11    First Amendment to Mortgage, Loan and Security
                  Agreement, Biochem International Inc. and Town of
                  Pewaukee (or Pewaukee City), Wisconsin, dated as of
                  March 1, 1985.................................................................................(7)

         10.12    First Supplemental Indenture of Trust, Town of Pewaukee
                  (or Pewaukee City), Wisconsin, and The Marine Trust
                  Company N.A., as Trustee, dated as of March 1, 1985...........................................(7)

         10.13    Confirmation of Real Estate Mortgage Subordination
                  by DS Medical Products Company dated as of
                  March 1, 1985.................................................................................(7)

         10.14    BCI 10% Debenture, Face Amount $500,000, dated
                  September 13, 1985, and due December 31, 1992.................................................(8)



                                                                                                      Page
                                                                                                      ----
10.15   Waiver of Defaults by IDRB Bondholder.........................................................(8)

10.16   January 1986 Waiver of Default by IDRB Bondholder.............................................(9)

10.17   Promissory Notes, dated July 17, 1986, between
        Ken M. Davee and David H. Sanders, and BCI...................................................(10)

10.18   Commercial Offer to Purchase, dated July 21, 1987............................................(11)

10.19   Lease, dated August 7, 1987..................................................................(11)

10.20   Option to Purchase, dated August 7, 1987.....................................................(11)

10.22   1992 Stock Option Program, dated October 1, 1992............................................ (14)

10.23   Compensation Agreement between Frank A. Katarow
        and Biochem International Inc................................................................(15)

10.24   Compensation Agreement between Frank A. Katarow
        and DS Medical Products Co...................................................................(15)

10.25   Trust Agreement for Katarow Employment Trust.................................................(15)

24.0    Consent of Independent Accountants with
        respect to Company's Form S-8..................................................................55

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

(14) Previously filed as Exhibit 10.22 to Registrant's Form 10-K for the period ended June 30, 1993, and incorporated herein by reference.

(15)     Previously  filed as Exhibit 10.23 through 10.25 to Registrant's
         Form 10-Q for the period ended December 31, 1995, and incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIOCHEM INTERNATIONAL INC.

Dated:  September 15, 1997.         By:  /s/ David H. Sanders
                                         ------------------------
                                    David H. Sanders, Chairman
                                    of the Board of Directors and
                                    Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of September, 1997.

By: /s/ David H. Sanders               By:      /s/ Ken M. Davee
------------------------               --------------------------
    David H. Sanders, Chairman             Ken M. Davee, Vice
    of the Board of Directors              Chairman, Director and
    and Chief Executive Officer            Secretary


By: /s/ Lee J. Knirko                  By:      /s/ Frank A. Katarow
---------------------------            -----------------------------
   Lee J. Knirko, Director                     Frank A. Katarow,
                                               President and Chief
                                               Operating Officer


By:   /s/ Ann M. Johnson
---------------------------
      Ann M. Johnson, Vice
      President of Finance
      and Operations

INDEPENDENT ACCOUNTANT'S REPORT ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Directors of
Biochem International Inc. and Subsidiary

Our report on the consolidated financial statements of Biochem International Inc. and Subsidiary is included on page 19 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 46 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                     COOPERS & LYBRAND L.L.P.

Milwaukee, Wisconsin
August 8, 1997

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARY


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



           Column A                    Column B      Column C     Column D       Column E
           --------                    --------      --------     --------       --------
                                                    Additions
                                       Balance at   Charged to
                                      Beginning of   Costs and      (a)         Balance at
            Description                 Period       Expenses    Deductions   End of Period
            -----------                 ------       --------    ----------   -------------

             1997
             ----
Allowance for doubtful accounts        $140,000      $  (1,506)    $ 13,494     $125,000
Allowance for inventory obsolescence    175,000         55,308       55,308      175,000
                                       --------      ---------     --------     --------
    Total                              $315,000      $  53,802     $ 68,802     $300,000
                                       ========      =========     ========     ========

             1996
             ----
Allowance for doubtful accounts        $100,000      $  48,491     $  8,491     $140,000
Allowance for inventory obsolescence    150,000         74,568       49,568      175,000
                                       --------      ---------     --------     --------
    Total                              $250,000      $ 123,059     $ 58,059     $315,000
                                       ========      =========     ========     ========

             1995
             ----
Allowance for doubtful accounts        $140,000      $  55,481     $ 30,481     $100,000
Allowance for inventory obsolescence    175,000         70,002      120,002      150,000
                                       --------      ---------     --------     --------
    Total                              $315,000      $ 125,483     $114,488     $250,000
                                       ========      =========     ========      ========


 (a) Deductions consist solely of doubtful accounts and inventory written off.