Form 10-K405/A
period 1997-06-30
BIOCHEM INTERNATIONAL INC
filed 1997-09-29
CIK 312833

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

Trade accounts payable and accrued liabilities decreased by 3.65%, or approximately $107,000 when comparing fiscal 1997 to 1996. This decrease is primarily related to trade payables and the timing of the year end payment cycle. Trade accounts payable and accrued liabilities increased by 33%, or $730,000 when comparing fiscal 1996 to 1995. This increase is primarily related to the increased inventory levels discussed above. Additionally, BCI accrued $80,000 for the payment of income taxes relating to fiscal 1996. No accrual existed at the end of fiscal 1995.


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

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                 1997                 1996                1995
                                                             --------------      --------------       -------------
Cash flows from operating activities:
  Net income                                                 $  4,639,797          $ 5,369,669          $ 4,259,843
  Adjustments to reconcile to net cash provided
      by operating activities:
    Deferred income taxes                                          20,000            1,310,000            2,337,000
    Amortization of U.S. Treasury Note premium                     16,143                  -                    -
    Depreciation                                                  353,442              316,776              198,380
    Change in assets and liabilities:
      Accounts receivable                                         615,316           (1,029,441)          (1,029,200)
      Inventories                                                (451,320)            (610,134)           1,026,017
      Prepaid expenses and other                                    5,713                 (721)               6,779
      Accounts payable and accrued liabilities                   (106,653)             730,286             (568,238)
                                                             ------------          -----------          -----------

      Net cash provided by operating activities                 5,092,438            5,906,435            6,230,581
                                                             ------------          -----------          -----------


Cash flows from investing activities:
  Property and equipment additions                               (241,201)            (591,006)          (1,204,905)
  Investment in U.S. Treasury Notes                                   -             (1,869,216)                 -
                                                             ------------          -----------          -----------

      Net cash used in investing activities                      (241,201)          (2,460,222)          (1,204,905)
                                                             ------------          -----------          -----------


Cash flows from financing activities:
  Payments on long-term debt                                          -                    -             (4,156,309)
  Loan to shareholder                                              (1,022)             (41,920)                 -
  Proceeds from exercise of stock options                           8,414                1,548                2,500
                                                             ------------          -----------          -----------

Net cash used for financing activities                              7,392              (40,372)          (4,153,809)
                                                             ------------          -----------          -----------

Net increase in cash and cash equivalents                       4,858,629            3,405,841              871,867

Cash and cash equivalents:
  Beginning of year                                             6,034,286            2,628,445            1,756,578
                                                             ------------          -----------          -----------

  End of year                                                $ 10,892,915          $ 6,034,286          $ 2,628,445
                                                             ============          ===========          ===========



Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $      -              $     -              $ 2,182,348

  Cash paid for income taxes                                 $  2,564,515          $ 1,711,825          $   146,025





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

10.25   Trust Agreement for Katarow Employment Trust.................................................(15)

24.0    Consent of Independent Accountants with
        respect to Company's Form S-8................................................................(*)

27.0    Financial Data Schedule......................................................................(*)

*  Previously filed in Registrant's Form 10-K for period ended June 30, 1997.

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