Form 10-Q
period 1997-09-30
BIOCHEM INTERNATIONAL INC
filed 1997-10-31
CIK 312833

                                                                       CONFORMED

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

          X Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the Company's Common Stock, par value $.02, on September 30, 1997 was 13,091,284.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         BIOCHEM INTERNATIONAL INC.
                               BALANCE SHEETS
                                 (UNAUDITED)

                                                                  September 30        June 30
                                                                      1997             1997
                                                                  ------------     -----------
               ASSETS
Current Assets:
     Cash and equivalents                                          $12,494,621     $10,892,915
     Accounts receivable, less $139,675 and  $125,000 allowance
          for doubtful accounts, respectively                        4,544,443       4,158,002
     Inventories                                                     3,709,360       3,747,955
     Deferred income taxes                                             320,000         320,000
     Prepaid expenses                                                   48,011          43,376
                                                                   -----------     -----------
     Total Current Assets                                           21,116,435      19,162,248
Investment                                                           1,845,000       1,847,739
Property, plant and equipment, net                                   1,678,442       1,599,679
Related party receivable                                               144,770         144,770
Other                                                                    6,898           5,987
                                                                   -----------     -----------
     Total Assets                                                  $24,791,545     $22,760,423
                                                                   ===========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable, trade                                       $ 1,912,296     $ 1,813,985
     Accrued liabilities:
        Salaries, wages and commissions                                626,233         754,165
        Other                                                          213,423         212,018
        Income taxes                                                   768,845          35,000
                                                                   -----------     -----------
     Total Current Liabilities                                       3,520,797       2,815,168

Stockholders' Equity:
     Common Stock, $.02 par value                                      261,826         261,826
     Additional Paid-in Capital                                     11,707,975      11,707,975
     Retained Earnings                                               9,488,447       8,162,954
     Less:  Treasury Stock                                            (187,500)       (187,500)
                                                                   -----------     -----------
     Total Stockholders' Equity                                     21,270,748      19,945,255
                                                                   -----------     -----------

     Total Liabilities and Stockholders' Equity                    $24,791,545     $22,760,423
                                                                   ===========     ===========


The accompanying notes are an integral part of these financial statements

                          BIOCHEM INTERNATIONAL INC.

                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                    Three Months Ended
                                                        September 30
                                                      1997        1996
                                                   ----------  ----------
     Revenues:
        Net sales                                  $7,420,457  $6,024,687
        Other income                                  178,390     181,425
                                                   ----------  ----------
          Total Revenues                            7,598,847   6,206,112

     Costs and Expenses:
        Cost of goods sold                          3,221,349   2,545,644
        Selling, general and administrative         1,701,624   1,461,019
        Engineering, regulatory and development       481,484     460,887
                                                   ----------  ----------
          Total Costs and Expenses                  5,404,457   4,467,550
                                                   ----------  ----------

     Income before income tax expense              $2,194,390  $1,738,562

     Income tax expense:
        Current                                       868,898     588,719
        Deferred                                         -           -
                                                   ----------  ----------

     Net Income                                    $1,325,492  $1,149,843
                                                   ==========  ==========

     Net Income per Common Share                         $.10        $.09
                                                   ==========  ==========

     Weighted Average Number of Common
        Shares Outstanding                         13,165,149  13,203,764
                                                   ==========  ==========


The accompanying notes are an integral part of these financial statements.

                          BIOCHEM INTERNATIONAL INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                            Three Months Ended
                                                               September 30
                                                              1997       1996
                                                              ----       ----
Cash flows from operating activities:
     Net income                                           $1,325,492 $1,149,843
     Adjustments to reconcile net cash provided
      by operating activities:
         Depreciation                                        85,250      89,618
         Change in assets and liabilities:
              Accounts  and notes receivable               (387,351)  1,049,563
              Inventories                                    38,595    (473,283)
              Prepaid expenses and other                     (1,896)     10,820
              Accounts payable and accrued liabilities      705,629    (331,786)
                                                         ----------   ---------
     Net cash provided by operating activities            1,765,719   1,494,775
                                                         ----------   ---------
Cash flows from investing activities:
     Property, plant and equipment additions               (188,236)   (110,850)
     Proceeds from disposal of property and equipment        24,223           -
                                                         ----------   ---------
     Net cash used for investing activities                (164,013)   (110,850)
                                                         ----------   ---------
Cash flows from financing activities:
     Issuance of common stock                                     -       7,789
                                                         ----------   ---------
Net increase in cash and equivalents                      1,601,706   1,391,714
Cash and equivalents:
     Beginning of period                                 10,892,915   6,034,286
                                                         ----------   ---------
     End of period                                      $12,494,621  $7,426,000
                                                        ===========  ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                    $-          $-
                                                        ===========  ==========
     Cash paid during the period for income taxes          $126,778    $182,500
                                                        ===========  ==========


The accompanying notes are an integral part of these financial statements.

                          BIOCHEM INTERNATIONAL INC.

                        NOTES TO FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to a fair statement of operations and financial position of the Company have been included in the accompanying statements of operations and balance sheets. All adjustments made to the interim financial statements were of a normal, recurring nature.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.




2.   Inventories are comprised of:

                                         September 30   June 30
                                             1997         1997
                                             ----         ----
     Finished goods                      $  334,652    $  230,390
     Loaner and demonstration               944,319       920,734
     Work in process                        967,194     1,070,564
     Purchased material                   1,463,195     1,526,267
                                         ----------    ----------
                                         $3,709,360    $3,747,955
                                         ==========    ==========



3.   Property, plant and equipment consists of the following:

                                            September 30   June 30
                                               1997         1997
                                               ----         ----
     Land                                   $  342,262    $  342,262
     Building                                  724,699       724,699
     Leasehold improvements                    126,841       126,841
     Machinery and equipment                 1,745,271     1,605,481
     Office furniture and equipment            184,295       184,295
                                            ----------    ----------
                                             3,123,368     2,983,578
     Less accumulated depreciation           1,444,926     1,383,899
                                            ----------    ----------
                                            $1,678,442    $1,599,679
                                            ==========    ==========

4.   Net Income Per Share:

     The computation of net income per common and common equivalent share assumes that stock options are exercised and are reflected in weighted average common shares outstanding net of treasury shares assumed to be purchased with the exercise proceeds. There is no significant difference between primary and fully diluted net income per share. The number of weighted average shares used for computing primary net income per share is as follows:


                                                  Sept. 30, 1997  Sept. 30, 1996
                                                  --------------  --------------
     Beginning shares outstanding                    13,091,284      13,086,784
     Equivalent shares:
         Dilutive stock options based on Treasury
          Stock method using average market price        73,865         116,980
                                                     ----------      ----------
                                                     13,165,149      13,203,764
                                                     ==========      ==========

                          BIOCHEM INTERNATIONAL INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Working capital at September 30, 1997 was $17,596,000 as compared to $16,347,000 at June 30, 1997. The increase in working capital is primarily a function of the cash flow from operating activities. The cash and equivalents balance has increased due to the positive cash flows the Company experienced during the first three months of fiscal 1998.

BCI has entered into a contract to buy a new facility, consisting of land and building, near its current location for $1,975,000, with the closing on the new facility scheduled for November, 1997. The Company intends to move all of its operations into the new building, which is approximately 55,600 square feet. The building is newly erected, and BCI estimates it will cost approximately $900,000 to build out the interior to suit the Company's needs. Current cash and investment balances will be used to fund the purchase and the build-out. The build-out will not be complete until near the end of the current fiscal year, at which time operations will move. Once the move is complete, BCI will sell its current building and adjacent property. It is not anticipated that there will be any disruption in the operations of BCI, and the new building will allow BCI the space needed for growth and efficient operations.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future cash needs.


Results of Operations

Net sales for the three-month period ended September 30, 1997 increased 23.2% from the corresponding prior year period. This increase results from an increase in sales to both our direct and OEM domestic customers and to our international dealers. The increase in the domestic market sales of 40.6% is primarily due to increased sales of our handheld pulse oximeters and capnometers in addition to sales of our new Clarity(R) line of products, which is being well received in the marketplace. The Clarity(R) series are a new line of compact, tabletop pulse oximeters, CO2 monitors and NIBP monitors. Sales to our international dealers, distributors and OEM customers, which are up 9.3% from the first quarter of fiscal 1997, are up as a result of increased sales of our handheld pulse oximeters and sales of our new Clarity(R) line of products.

Other income for the three- month period ended September 30, 1997 consists primarily of interest income.

Cost of goods sold as a percentage of net sales was approximately 43.4% during the three-month period ended September 30, 1997 compared to 42.3% for the corresponding period ended September 30, 1996. This fluctuation is attributable to a change in the mix of products sold between the two periods.

Selling, general and administrative expenses were 22.9% of net sales in the three-month period ending September 30, 1997 compared to 24.3% during the same period of the prior year. The decrease in percentage is solely due to the increase in sales, as actual expenses increased $240,000 over the period. This increase is due to increased commission expenses resulting from the increase in sales noted above. Additionally, increases in travel expenses to support the increased sales were incurred.

The increase in engineering, research and development expenditures noted during the three-month period ended September 30, 1997 of 4.5% when compared to the similar period in the prior year reflects increases in expenses related to payroll. This $21,000 increase in payroll expense is due to additional staffing when comparing the first quarter of fiscal 1998 to the same period in fiscal 1997.

All other costs and expenses of the Company remained relatively constant when comparing the first three months of fiscal 1998 to that of fiscal 1997.



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



Dated:  October  29, 1997              By  /s/ David H. Sanders
                                          ----------------------------
                                          David H. Sanders
                                          Chairman of the Board and
                                          Chief Executive Officer

Dated:  October 29, 1997               By  /s/ Frank A. Katarow
                                          ----------------------------
                                          Frank A. Katarow
                                          President and Chief
                                          Operating Officer

Dated:  October 29, 1997               By  /s/ Ann M. Johnson
                                          ----------------------------
                                          Ann M. Johnson
                                          Vice President of Finance
                                          and Operations