Form 10-Q
period 1997-12-31
BIOCHEM INTERNATIONAL INC
filed 1998-02-17
CIK 312833

                                                                  CONFORMED COPY

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           X Quarterly Report Pursuant to Section 13 or 15(d) of the
          ---           Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1997

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

The number of shares outstanding of the Company's Common Stock, par value $.02, on December 31, 1997 was 13,099,284.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOCHEM INTERNATIONAL INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                 December 31    June 30
                                                                     1997        1997
                                                                 -----------  -----------
             ASSETS
Current Assets:
      Cash and equivalents                                       $11,575,071  $10,892,915
      Accounts receivable, less $155,814 and $125,000 allowance
          for doubtful accounts, respectively                      3,704,854    4,158,002
      Inventories                                                  3,824,296    3,747,955
      Deferred income taxes                                          320,000      320,000
      Prepaid expenses                                                31,070       43,376
                                                                 -----------  -----------
      Total Current Assets                                        19,455,291   19,162,248
Investment                                                         1,845,000    1,847,739
Property, plant and equipment, net                                 3,690,546    1,599,679
Related party receivable                                             144,770      144,770
Other                                                                 18,823        5,987
                                                                 -----------  -----------
      Total Assets                                               $25,154,430  $22,760,423
                                                                 ===========  ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
      Accounts payable, trade                                     $1,670,961   $1,813,985
      Accrued liabilities:
        Salaries, wages and commissions                              828,502      754,165
        Other                                                        202,868      212,018
        Income taxes                                                  24,838       35,000
                                                                 -----------  -----------
      Total Current Liabilities                                    2,727,169    2,815,168
Stockholders' Equity:
      Common Stock, $.02 par value                                   261,986      261,826
      Additional Paid-in Capital                                  11,730,230   11,707,975
      Retained Earnings                                           10,622,545    8,162,954
      Less:  Treasury Stock                                         (187,500)    (187,500)
                                                                 -----------  -----------
      Total Stockholders' Equity                                  22,427,261   19,945,255
                                                                 -----------  -----------

      Total Liabilities and Stockholders' Equity                 $25,154,430  $22,760,423
                                                                 ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements

                           BIOCHEM INTERNATIONAL INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                                 December 31              December 31
                                               1997        1996        1997         1996
Revenues:
     Net sales                              $6,889,343  $6,428,079  $14,309,800  $12,452,766
     Other income                              194,820     132,937      373,210      314,362
        Total Revenues                       7,084,163   6,561,016   14,683,010   12,767,128

Costs and Expenses:
     Cost of goods sold                      2,997,684   2,953,714    6,219,033    5,499,358
     Selling, general and administrative     1,638,843   1,705,307    3,340,467    3,166,325
     Engineering, research and development     630,044     424,726    1,111,528      885,614
        Total Costs and Expenses             5,266,571   5,083,747   10,671,028    9,551,297

Income Before Income Tax Expense             1,817,592   1,477,269    4,011,982    3,215,831

Income tax expense                             683,493     609,701    1,552,391    1,198,420

Net Income                                  $1,134,099    $867,568   $2,459,591   $2,017,411

Earnings per Share Data:
     Basic and Diluted earnings per  share        $.09        $.07         $.19         $.15

Shares Outstanding Data:
     Average shares outstanding             13,098,317  13,091,284   13,094,781   13,089,721
     Dilutive stock options                     83,629     104,231       83,615      107,255
     Diluted Average Shares Outstanding     13,181,946  13,195,515   13,178,396   13,196,976

The accompanying notes are an integral part of these consolidated financial statements.

                           BIOCHEM INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Six Months Ended
                                                             December 31
                                                            1997        1996
                                                         -----------  ----------
Cash flows from operating activities:
    Net income                                            $2,459,591  $2,017,411
    Adjustments to reconcile net cash provided
      by operating activities:
         Depreciation                                        177,306     182,507
         Deferred income taxes                                    --          --
         Change in assets and liabilities:
               Accounts and notes receivable                 440,312     987,567
               Inventories                                   (76,341)   (139,703)
               Prepaid expenses and other                     15,045      31,688
               Accounts payable and accrued liabilities      (87,999)   (820,954)
                                                         -----------  ----------
    Net cash provided by operating activities              2,927,914   2,258,516
                                                         -----------  ----------
Cash flows from investing activities:
    Property, plant and equipment additions               (2,292,396)   (151,679)
    Proceeds from disposal of property and equipment          24,223         --
                                                         -----------  ----------
    Net cash used for investing activities                (2,268,173)   (151,679)
Cash flows from financing activities:
    Issuance of common stock                                  22,415       7,789
                                                         -----------  ----------
Net increase in cash and equivalents                         682,156   2,114,626
Cash and equivalents:
    Beginning of period                                   10,892,915   6,034,286
                                                         -----------  ----------
    End of period                                        $11,575,071  $8,148,912
                                                         ===========  ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes          $1,564,278  $1,319,500
                                                         ===========  ==========





The accompanying notes are an integral part of these consolidated financial statements.

                           BIOCHEM INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to a fair statement of operations and financial position of the Company have been included in the accompanying financial statements. All adjustments made to the interim financial statements were of a normal, recurring nature.

      The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2. Inventories are comprised of:

                                         December 31   June 30
                                            1997         1997
                                         -----------  ----------
               Finished goods             $  351,775  $  230,390
               Loaner and demonstration      945,849     920,734
               Work in process               903,584   1,070,564
               Purchased material          1,623,088   1,526,267
                                         -----------  ----------

                                          $3,824,296  $3,747,955
                                         ===========  ==========



3. Property, plant and equipment consists of the following:

                                            December 31   June 30
                                               1997         1997
                                            -----------  ----------
            Land                             $  581,647  $  342,262
            Building                          2,463,030     724,699
            Leasehold improvements              126,841     126,841
            Machinery and equipment           1,869,386   1,605,481
            Office furniture and equipment      186,624     184,295
                                            -----------  ----------
                                              5,227,528   2,983,578
            Less accumulated depreciation     1,536,982   1,383,899
                                            -----------  ----------
                                             $3,690,546  $1,599,679
                                            ===========  ==========



4. Income Per Share:

      During the second quarter, the Company adopted Statement of Financial Accounting Standards (FAS) 128 "Earnings Per Share," which established new standards for reporting earnings per share. The standard was applied retroactively to prior periods and had no effect on the earnings per share previously reported.

                           BIOCHEM INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Working capital at December 31, 1997 was $16,728,000 as compared to $16,347,000 at June 30, 1997. The increase in working capital is primarily a function of the positive cash flow from operating activities the Company experienced during the first six months of fiscal 1998.

In November 1997, the Company purchased a new facility consisting of land and building, near its current location for $1,979,000. The Company intends to move all of its operations into the new building, which is approximately 55,600 square feet. The building is newly erected, and BCI estimates it will cost approximately $900,000 to build out the interior to suit the Company's needs. Cash and investment balances were used to fund the purchase of the facility and will also be used to fund the build-out. The build-out will not be complete until after the end of the current fiscal year, at which time operations will move. In February 1998, BCI entered into a contract to sell its current building for $785,000, with the closing scheduled for August 1998. The Company will not sustain a loss on this sale. The property adjacent to our current building is not part of this transaction. BCI will continue to entertain offers for its purchase and intends to dispose of it after the move. The Company does not anticipate a loss on the sale of this property. It is not anticipated that there will be any disruption in the operations of BCI, and the new building will allow BCI the space needed for growth and efficient operations.

The Company has addressed the Year 2000 (Y2K) issue and does not expect that it will have a material impact on its business, operations nor its financial condition. BCI's products are already Y2K compliant. Many of the computer software programs used by employees are also already compliant and it has been determined that the costs of upgrading or replacing the ones that are not will not be material. These upgrades or replacements are expected to be completed by January 1, 1999. The Company is in the process of considering the impact of this issue on customer and vendor relationships, but does not anticipate any material consequences.

During the quarter, the Company established a subsidiary, SurgiVet, Inc. SurgiVet was established to design and distribute monitoring equipment to the veterinary market. The Subsidiary is currently operating out of their own leased facility, but will move into BCI's new building when the facility is complete. BCI will fund this new Subsidiary out of current cash and investment balances.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future cash needs.

Results of Operations

Net sales for the three-month period ended December 31, 1997 increased 7.2% from the corresponding prior year period. This increase results from an increase in sales to our direct domestic customers and to our international dealers. These increases are primarily due to increased sales of our handheld products in addition to sales of our new Clarity(R) line of products, which is being very well received in the marketplace. The Clarity(R) series are a new line of compact, tabletop oximeters, CO2 monitors and NIBP monitors.

Net sales for the six-month period ended December 31, 1997 increased 14.9%. This increase is due to the above mentioned factors.

Other income for the three- and six-month periods ended December 31, 1997 consists primarily of interest income. The increase in the current periods over prior years are a factor of higher investment balances in the current year.

Cost of goods sold as a percentage of net sales was approximately 43.5% during the three- and six-month periods ended December 31, 1997 compared to 45.9% and 44.2% for the corresponding periods ended December 31, 1996. These fluctuations are attributable to changes in the mix of products sold among the periods.

Selling, general and administrative expenses were 23.8% and 23.3%, respectively, of net sales in the three- and six-month periods ending December 31, 1997 compared to 26.5% and 25.4% during the same periods of the prior year. The decreased percentage in the three months ended December 31, 1997, is largely due to the increase in sales, while actual expenses decreased slightly. The decreased percentage in the six-month period ending December 31, 1997 is solely due to the increase in sales, as actual expenses increased over the period. This increase is due in part to increased commission expense resulting from the increase in sales noted above. Additionally, BCI has increased advertising and marketing expenses to better promote our products and travel expenses have increased to support the sales territories.

The 48.3% increase in engineering, research and development expenditures noted during the three-month period ended December 31, 1997 compared to the similar period in the prior year reflects increases related to payroll expenses and new project expenses. The 25.5% increase in these expenditures over the six-month period ended December 31, 1997 when compared to the similar period in the prior year also reflects increases in expenses related to payroll, and new projects expenses. These increases are the result of additional staffing when comparing the first half of fiscal 1998 to the same period in fiscal 1997.

All other costs and expenses of the Company remained relatively constant when comparing the first six months of fiscal 1998 to that of fiscal 1997.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1997.

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



                                           By  /s/ David H. Sanders
                                               ----------------------------
                                               David H. Sanders
                                               Chairman of the Board and
                                               Chief Executive Officer

                                           By  /s/ Frank A. Katarow
                                               ----------------------------
                                               Frank A. Katarow
                                               President and Chief
                                               Operating Officer

Dated:  February 13, 1998                  By  /s/ Mary K. Hamkins
                                               ----------------------------
                                               Mary K. Hamkins
                                               Director of Finance
                                               (Chief Accounting Officer)