Form 10-Q
period 1998-03-31
BIOCHEM INTERNATIONAL INC
filed 1998-05-12
CIK 312833

                                                                  CONFORMED COPY

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

           X Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Company's Common Stock, par value $.02, on March 31, 1998 was 13,100,284.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOCHEM INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     March 31      June 30
                                                                       1998         1997
                                                                  -----------  -----------
              ASSETS
Current Assets:
       Cash and equivalents                                       $13,236,776  $10,892,915
       Accounts receivable, less $171,105 and $125,000 allowance
           for doubtful accounts, respectively                      3,611,311    4,158,002
       Inventories                                                  3,860,145    3,747,955
       Deferred income taxes                                          320,000      320,000
       Prepaid expenses                                                 4,684       43,376
                                                                  -----------  -----------
       Total Current Assets                                        21,032,916   19,162,248
Investment                                                          1,845,000    1,847,739
Property, plant and equipment, net                                  3,738,537    1,599,679
Related party receivable                                              152,925      144,770
Other                                                                  30,489        5,987
                                                                  -----------  -----------
       Total Assets                                               $26,799,867  $22,760,423
                                                                  ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities:
       Accounts payable, trade                                     $1,972,489   $1,813,985
       Accrued liabilities:
         Salaries, wages and commissions                              698,377      754,165
         Other                                                        209,085      212,018
         Income taxes                                                 310,378       35,000
                                                                  -----------  -----------
       Total Current Liabilities                                    3,190,329    2,815,168
Stockholders' Equity:
       Common Stock, $.02 par value                                   262,006      261,826
       Additional Paid-in Capital                                  11,733,679   11,707,975
       Retained Earnings                                           11,801,353    8,162,954
       Less:  Treasury Stock                                         (187,500)    (187,500)
                                                                  -----------  -----------
       Total Stockholders' Equity                                  23,609,538   19,945,255
                                                                  -----------  -----------

       Total Liabilities and Stockholders' Equity                 $26,799,867  $22,760,423
                                                                  ===========  ===========



   The accompanying notes are an integral part of these financial statements

                          BIOCHEM INTERNATIONAL INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                        Three Months Ended       Nine Months Ended
                                                             March 31                 March 31
                                                          1998       1997         1998        1997
                                                      ----------  ----------  -----------  -----------
Revenues:
     Net sales                                        $7,042,114  $7,174,004  $21,351,914  $19,626,770
     Other income                                        207,223     199,575      580,433      513,937
                                                      ----------  ----------  -----------  -----------
        Total Revenues                                 7,249,337   7,373,579   21,932,347   20,140,707

Costs and Expenses:
     Cost of goods sold                                2,983,333   3,243,795    9,202,365    8,743,153
     Selling, general and administrative               1,826,064   1,597,638    5,166,531    4,763,964
     Engineering, research and development               592,433     542,288    1,703,961    1,427,902
                                                      ----------  ----------  -----------  -----------
        Total Costs and Expenses                       5,401,830   5,383,721   16,072,857   14,935,019
                                                      ----------  ----------  -----------  -----------

Income Before Income Tax Expense                       1,847,507   1,989,858    5,859,490    5,205,688

Income tax expense                                       668,700     693,979    2,221,091    1,892,399

Net Income                                            $1,178,807  $1,295,879   $3,638,399   $3,313,289
                                                      ==========  ==========  ===========  ===========

Earnings per Share Data:
     Basic and Diluted earnings per share                   $.09        $.10         $.28         $.25
                                                            ====        ====         ====         ====

Shares Outstanding Data:
     Average shares outstanding                       13,099,284  13,091,284   13,098,716   13,092,180
     Dilutive stock options                               85,980      99,894       84,977      116,734
                                                      ----------  ----------  -----------  -----------
     Diluted Average Shares Outstanding               13,185,264  13,191,178   13,183,693   13,208,914
                                                      ==========  ==========  ===========  ===========



The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Nine Months Ended
                                                                March 31
                                                             1998       1997
                                                         -----------  ----------
Cash flows from operating activities:
    Net income                                            $3,638,399  $3,313,289
    Adjustments to reconcile to net cash provided
      by operating activities:
         Depreciation                                        285,743     273,490
         Change in assets and liabilities:
               Accounts receivable                           538,536     754,054
               Inventories                                  (112,190)   (637,208)
               Prepaid expenses and other                     16,929      56,648
               Accounts payable and accrued liabilities      375,161     128,690
                                                         -----------  ----------
    Net cash provided by operating activities              4,742,578   3,888,963
                                                         -----------  ----------

Cash flows from investing activities:
    Property, plant and equipment additions               (2,448,824)   (228,590)
    Proceeds from disposal of property and equipment          24,223       --
                                                         -----------  ----------
    Net cash used for investing activities                (2,424,601)   (228,590)
                                                         -----------  ----------
Cash flows from financing activities:
    Issuance of common stock                                  25,884       7,789
    Cash paid for purchase of stock options                     --      (163,211)
                                                         -----------  ----------
    Net cash provided (used) by financing activities          25,884    (155,422)
                                                         -----------  ----------

Net increase in cash and equivalents                       2,343,861   3,504,951
Cash and equivalents:
    Beginning of period                                   10,892,915   6,034,286
                                                         -----------  ----------
    End of period                                        $13,236,776  $9,539,237
                                                         ===========  ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes          $1,945,713  $1,892,399
                                                         ===========  ==========


Schedule of Non-cash Financing Activities:
      Purchase of common stock at fair market
          value in payment of account receivable         $      --    $  187,500
                                                         ===========  ==========




The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


2.   Inventories are comprised of:

                                March 31    June 30
                                 1998        1997
                               ----------  ----------
     Finished goods              $399,185    $230,390
     Loaner and demonstration     887,597     920,734
     Work in process              976,790   1,070,564
     Purchased material         1,596,573   1,526,267
                               ----------  ----------

                               $3,860,145  $3,747,955
                               ==========  ==========



3.   Property, plant and equipment consists of the following:

                                      March 31    June 30
                                        1998        1997
                                     ----------  ----------
     Land                              $583,943    $342,262
     Building                         2,499,053     724,699
     Leasehold improvements             126,841     126,841
     Machinery and equipment          1,987,495   1,605,481
     Office furniture and equipment     186,624     184,295
                                     ----------  ----------
                                      5,383,956   2,983,578
     Less accumulated depreciation    1,645,419   1,383,899
                                     ----------  ----------
                                     $3,738,537  $1,599,679
                                     ==========  ==========



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

                           BIOCHEM INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Working capital at March 31, 1998 was $17,843,000 as compared to $16,347,000 at June 30, 1997. The increase in working capital is primarily a function of the positive cash flow the Company experienced from operating activities during the first nine months of fiscal 1998.

In November 1997, the Company purchased a new facility consisting of land and building, near its current location for $1,979,000. The Company intends to move all of its operations into the new building, which is approximately 55,600 square feet. The building is newly erected, and BCI estimates it will cost approximately $1,200,000 to build out the interior to suit the Company's needs. Cash and investment balances were used to fund the purchase of the facility and will also be used to fund the build-out. The build-out will not be complete until after the end of the current fiscal year, at which time operations will move. In February 1998, BCI entered into a contract to sell its current building for $785,000, with the closing scheduled for August 1998. The Company will not sustain a loss on this sale. The property adjacent to our current building is not part of this transaction. BCI will continue to entertain offers for its purchase and intends to dispose of it after the move. The Company does not anticipate a loss on the sale of this property. It is not anticipated that there will be any disruption in the operations of BCI, and the new building will allow BCI the space needed for growth and efficient operations.

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

During the second quarter, the Company established a subsidiary, SurgiVet, Inc. SurgiVet was established to design and distribute monitoring equipment to the veterinary market. The Subsidiary is currently operating out of a leased facility, but will move into BCI's new building when the facility is complete. BCI will fund this new Subsidiary out of current cash and investment balances.

Company management believes that sales revenues to be generated by current products and anticipated new product introductions, and financing arrangements currently in place will be sufficient to meet future cash needs.

Results of Operations

Net sales for the three-month period ended March 31, 1998 decreased 1.8% from the corresponding prior year period. This decrease results from a 16.9% decrease in sales to our international OEM customers. This decrease is primarily due to decreases in sales into Europe of our higher end OEM componentry. Sales to our direct domestic customers and to our international dealers were up 5.1% and 9.0%, respectively, for the quarter, but these increases were not enough to offset the decrease in sales to our international OEM customers.

Net sales for the nine-month period ended March 31, 1998 increased 8.8% over the corresponding prior year period. This increase results from increases in sales to our direct domestic customers and to our international dealers of 25.2% and 24.6%, respectively. These increases are primarily due to increased sales of our handheld products in addition to sales of our new Clarity line of products, which is being very well received in the marketplace. The Clarity series are a new line of compact, tabletop oximeters, CO2 monitors and NIBP monitors. Sales to our OEM customers were down 6.6% for the nine-month period due to decreases in international OEM sales cited above.

Other income for the three- and nine-month periods ended March 31, 1998 consists primarily of interest income. The increase in the current periods over prior years are a factor of higher investment balances in the current year.

Cost of goods sold as a percentage of net sales was approximately 42.4% and 43.1% during the three- and nine month periods ended March 31, 1998 compared to 45.2% and 44.5% for the corresponding periods ended March 31, 1997. These fluctuations are attributable to changes in the mix of products sold among the periods.

Selling, general and administrative expenses were 25.9% and 24.2%, respectively, of net sales in the three- and nine-month periods ended March 31, 1998 compared to 22.3% and 24.3% during the same periods of the prior year. The increased percentage in the three months ended March 31, 1998, is due to increased convention expense, international travel expenses and marketing
expenses for SurgiVet.   The decreased percentage in the nine-month period
ended March 31, 1998 is solely due to the increase in sales, as actual expenses increased over the period for the reasons cited above.

The 9.2% increase in engineering, research and development expenditures noted during the three-month period ended March 31, 1998 compared to the similar period in the prior year reflects increases related to payroll expenses and new project expenses. The 19.3% increase in these expenditures over the nine-month period ended March 31, 1998 when compared to the similar period in the prior year also reflects increases in expenses related to payroll, and new project expenses. These increases are the result of additional staffing when comparing the first nine months of fiscal 1998 to the same period in fiscal 1997.

All other costs and expenses of the Company remained relatively constant when comparing the first nine months of fiscal 1998 to that of fiscal 1997.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following Form 8-K was filed with the Commission during the quarter ended March 31, 1998:

Form 8-K dated March 30, 1998:

Item 5. Other Events: The Company's stockholders approved the merger of DS Medical Products Co. with and into the Company, as well as an amendment to the Company's Certificate of Incorporation to increase the number of its authorized shares from 14,000,000 to 24,000,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 9, 1998                 By  /s/ David H. Sanders
                                        ----------------------------
                                        David H. Sanders
                                        Chairman of the Board and
                                        Chief Executive Officer

Dated:  May 9, 1998                 By  /s/ Frank A. Katarow
                                        ----------------------------
                                        Frank A. Katarow
                                        President and Chief
                                        Operating Officer

Dated:  May 9, 1998                 By  /s/ Mary K. Hamkins
                                        ----------------------------
                                        Mary K. Hamkins
                                        Director of Finance
                                        (Chief Accounting Officer)