Form 10-K
period 1998-06-30
BIOCHEM INTERNATIONAL INC
filed 1998-09-28
CIK 312833

                                                                  CONFORMED COPY

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                           Commission File No. 0-10005

                           BIOCHEM INTERNATIONAL INC.

A Delaware Corporation                      I.R.S. Employer Identification
                                                    No. 39-1272816

Address                                             Telephone Number
-------                                             ----------------
N7 W22025 Johnson Road                               (414) 542-3100
Waukesha, Wisconsin 53186-1856

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of the Common Stock of the Company held by non-affiliates on August 31, 1998 was approximately $15,080,767, computed by reference to the average ($5.375) of the bid and ask prices of the Common Stock as reported by the National Quotation Bureau. For purposes of this calculation, officers and directors of the registrant were considered affiliates of the registrant.

The number of shares outstanding of the Company's Common Stock, par value $.02 per share, on August 31, 1998 was 13,050,282.


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

D.S. Medical Products Company

In July, 1984, D.S. Medical Products Company ("DS Medical"), was formed for the exclusive purpose of acquiring up to an 80% interest in BCI for investment purposes. On March 2, 1998, DS Medical was merged with and into BCI, thus dissolving DS Medical. Ken M. Davee and David H. Sanders, the principal shareholders of DS Medical, then directly owned their shares in BCI. Mr. Sanders and Mr. Davee are also directors and executive officers of the Company. On August 13, 1998, Mr. Davee passed away, his spouse, Mrs. Ruth Davee, is now a principal shareholder of the Company. At this time, the Company has not filled this open Director and Officer position. (see ITEM 10. Directors and Executive Officers of the Registrant).

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company's Products

BCI International is a designer, manufacturer and worldwide distributor of comprehensive monitoring systems for reliable and cost-effective patient care. BCI is committed to innovation, ongoing development of lower cost products, excellence in customer service and quality manufacturing. BCI manufactures primarily non-invasive real time patient monitoring equipment. BCI's products are used to monitor respiration, blood gases, exhaled gases, anesthetic agent gases, blood pressure and related cardiovascular/pulmonary functions. Non-invasive monitoring is used in patient care in operating and emergency rooms, intensive care units, critical care units and neonatal facilities. Additionally, these monitoring techniques have applications in recovery, radiology, respiratory therapy, out-patient care, veterinary and ambulatory as well as home and sleep study situations. During the second quarter of fiscal 1998, BCI established a subsidiary, SurgiVet, Inc. SurgiVet was established to design and distribute medical equipment to the veterinary market.

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

New product releases in fiscal 1998 include a new handheld pulse oximeter featuring an integrated printer and pulse tones. This device, labeled as the Model 3401 FingerPrint(TM), is intended for a variety of markets to include home health care, respiratory departments in both alternate care and hospitals, and emergency medicine. The Company also received FDA 510(k) clearance in November 1997 for its Model 6004 Mini-Torr(TM) non-invasive blood pressure monitor which includes the options of pulse oximetry and an integrated printer. Other products released this fiscal year include a new Comfort Clip(TM) oximeter finger sensor and a combination non-invasive blood pressure/pulse oximeter OEM module. SurgiVet, the Company's veterinary subsidiary, launched five new monitors and five new veterinary-specific pulse oximetry sensors. The monitors include three new pulse oximeters, a combined end-tidal CO2/SpO2 monitor and a handheld CO2 device. The sensors were developed for use with these devices and were customized to adapt to and monitor a variety of animals in the operating room setting.

New product releases in fiscal 1997 include the Model 9004 Capnograph and the Model 6004 Vital Signs monitor. Additionally, fiscal 1997 was the first full year of sales of the Model 3304 Pulse Oximeter, approved by the FDA in August, 1996. The Model 9004 Capnograph, also known as the Capnocheck Plus, is the second in our Clarity(TM) series of monitors. The Capnocheck Plus is a compact, lightweight monitor which provides for measurement of end-tidal CO2, pulse oximetry and inspired oxygen. It is well suited to monitoring of both intubated and non-intubated patients in all types of environments. The Model 6004 monitor, also known as the Mini-Torr(TM) monitor, was released to the majority of the international marketplace late in fiscal 1997. The Mini-Torr(TM) is the third Clarity(TM) series monitor, which offers cost-effective non-invasive monitoring of blood pressure and pulse oximetry. It is a transportable monitor, allowing for use in hospital, transport and emergency settings.

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

Marketing and Distribution

BCI International monitoring systems are marketed in the United States directly through twenty-three Company sales representatives and selectively through medical distributors. Health care facilities, principally hospitals, are typically the purchasers of the Company's systems. BCI also sells into alternate care markets, such as emergency medical services, surgery centers and home health care. BCI's increased targeting of the alternate care market will allow the Company to benefit from the trend away from hospitals toward the more cost effective alternate care setting. International sales, promoted through medical distributors and manufacturers worldwide, account for approximately 46% of revenues. BCI technologies are also marketed to original equipment manufacturers (OEM's) as individual components or as finished, private label products, and are in turn then sold to end users. Generally, the Company sells its products to OEM customers based on long-term contracts, which, in certain cases, provide for the purchase of minimum quantities of products at specified prices.

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

In the event a monitor requires service, the Company's policy during the warranty period is to provide a free replacement on loan at the customer's request, which requires that the Company maintain an inventory of monitors for this purpose. BCI services monitors in its Waukesha, Wisconsin facility. The Company believes that this approach generally permits the customer to have a replacement system whenever needed and provides quality repair service.

Backlog

The Company had approximately $3,300,000 in backlog orders believed to be firm at August 31, 1998, as compared to approximately $3,600,000 at August 31, 1997. The decline in the backlog is mainly due to a decrease in the backorder of OEM componentry. The Company's order activity is not seasonal in nature. The Company usually manufactures and ships equipment ordered within 2 to 15 days following receipt of an order, unless the customer requests later release dates.

Research and Development

The Company's research and development activities are dedicated to both product enhancement and new product development. At the date of this report, the Company employs twenty-two trained technicians and engineers, and utilizes outside consultants in its research and development activities. For the three years ended June 30, 1998, the Company incurred research and development expenses of $6,045,571, all of which were Company sponsored. Of this amount, $2,414,103 was attributable to fiscal 1998, $1,983,817 to fiscal 1997 and $1,647,651 to fiscal 1996.

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

Government Regulation

The medical devices manufactured and marketed by BCI are subject to regulation by the FDA, and, in many cases, by foreign governments and other regulatory organizations. Under the Federal Food, Drug and Cosmetics Act ("FDC Act"), as amended, manufacturers of medical devices must comply with certain provisions and regulations promulgated by the FDA governing the testing, manufacturing, packaging and marketing of medical devices. Under the FDC Act, medical devices are subject to varying levels of review, the most comprehensive of which requires that a device receive pre-market approval by the FDA for commercial distribution in the United States.

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

Employees

As of August 31, 1998, the Company employed 121 persons, consisting of 27 in production and 94 in sales, administration, engineering and research.

Financial Information About Export Sales

Export sales, which were principally in the Far East, Central and South America and Western Europe were approximately $13,253,000, $13,523,000 and $14,872,000 in fiscal 1998, 1997 and 1996, respectively. The decrease in sales is a result of many factors. Although BCI continues to expand its international sales network and regions covered, some key regions experienced decreased sales due to the weakness of the local currency as compared to the strength of the dollar. The financial conditions in these markets could continue to impact future sales. Additionally, sales of the Company's higher end OEM componentry have decreased significantly. All foreign sales are denominated in U.S. Dollars, so the Company is not exposed to foreign currency valuation fluctuations.


ITEM 2.  PROPERTIES

The Company's executive offices and production facilities are located at N7 W22025 Johnson Road, Waukesha, Wisconsin. The building contains approximately 55,600 square feet, of which approximately 27,800 square feet constitutes administrative office space, with the balance used for production and storage. BCI purchased this facility in November, 1997, and began the build-out of the interior in January, 1998. The build out was completed in early July and operations and administration moved during July, 1998. Manufacturing was not operational for 2 days, and administration was down for less than a day; accordingly, the impact on operations was minimal. The Company used current cash and cash equivalent balances to fund the purchase and build out. This new facility will allow the Company the space needed for growth and efficient operations. Additionally, the Company leases a small amount of office space located several miles from the main facility, which is used for additional engineering personnel. The Company also leases space at an outside location for file storage purposes only.

The Company closed on the sale of its previous facility located at W238 N1650 Rockwood Drive, Waukesha, Wisconsin on July 24, 1998. The land and building were sold for $785,000, which constitutes a small gain over net book value. BCI had purchased this facility on June 30, 1995. It had previously been leased from a related party (see

Item 12, Related Party Information). The Company has also closed on the sale of the land adjacent to its previous facility on September 24, 1998 for $255,000, an amount approximately equal to net book value. BCI had purchased this land in April, 1996, with the intent to expand its then current facility. After an investigation of the available options, it was decided that a new facility was the best course of action, and the Rockwood properties should be sold.

The Company owns all of its machinery and manufacturing equipment, and leases certain office equipment. The Company does not anticipate the need to purchase any material amounts of capital equipment in the coming fiscal year.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1998, no matters were submitted to a vote of security holders.

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

                                      Bid                           Asked
                              --------------------          --------------------
                              High            Low           High            Low
                              -----          -----          -----          -----
Fiscal year ended
June 30, 1998
         1st Quarter          5 3/8            5            5 3/8            6
         2nd Quarter          5 7/8            5            5 5/8            6
         3rd Quarter          5 7/8          5 1/4          5 7/8          6 1/4
         4th Quarter          5 7/8          5 1/8          5 5/16         5 5/8

Fiscal year ended
June 30, 1997
         1st Quarter          6 3/4          4 3/4            8            5 1/8
         2nd Quarter          6 1/2          4 3/4          6 3/4          4 3/4
         3rd Quarter          5 7/8          4 7/8          6 3/4          4 3/4
         4th Quarter          5 3/4            5              6              5

The approximate number of record holders of the Company's common stock on August 31, 1998 was 639. BCI International has not paid dividends on its common stock. The Company does not anticipate paying any such dividends, and further, is restricted from declaring or paying dividends without the prior written consent of the banking institution with which it currently has a lending facility.

ITEM 6. SELECTED FINANCIAL DATA

                 FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

                                                                         Years ended June 30
                                              ---------------------------------------------------------------------------
                                                 1998            1997            1996            1995            1994
                                              -----------     -----------     -----------     -----------     -----------
EARNINGS (IN THOUSANDS):

  Net Sales                                   $    28,532     $    27,006     $    29,000     $    25,056     $    17,861

  Cost of sales                                    12,418          11,978          12,903          11,310           8,214

  Gross profit                                     16,114          15,028          16,097          13,745           9,647

  Earnings before income taxes and
    cumulative effect of change in
    accounting principle                            7,380           7,179           8,471           6,735           3,504

  Cumulative benefit from change in
    accounting principle                               --              --              --              --           5,197

  Income tax expense                                2,376           2,540           3,102           2,475           1,309

  Net income                                        5,004           4,640           5,370           4,260           7,392

EARNING PER SHARE DATA:

  Basic earnings per share                            .38             .35             .41             .32             .56
  Diluted Earnings per share                          .38             .35             .41             .32             .56

COMMON STOCK:

  Number of shareholders                              639             694             750             793             850

  Weighted average shares outstanding -
    Basic                                      13,097,254      13,086,784      13,083,284      13,081,613      13,070,654

  Effect of dilutive securities                    79,265         114,187         103,665          88,029          58,314

  Weighted average shares outstanding -
    Dilutive                                   13,176,519      13,200,971      13,186,949      13,169,642      13,128,968

FINANCIAL POSITION (IN THOUSANDS):

  Working capital                             $    18,404     $    16,347     $    11,782     $     8,388     $     3,248

  Capital expenditures                              3,347             241             591           1,205             216

  Total assets                                     27,959          22,616          18,429          12,336          12,767

  Long-term debt                                       --              --              --              --              --

  Shareholders' equity                             24,833          19,800          15,485          10,113           5,851

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1998 versus Fiscal 1997

The Company realized income before income tax expense of $7,379,532 in 1998, as compared to $7,179,312 in 1997. Net income realized in fiscal 1998 and 1997 after income tax expense is $5,003,810 and $4,639,797, respectively. Based upon the weighted average number of basic and diluted common shares outstanding, these translate into net income per share of $.38 and $.35 in 1998 and 1997, respectively. It is the opinion of management that these amounts may be compared, and are attributable to the factors discussed below.

Net sales in fiscal 1998 increased by $1,526,041, or by 5.7% when compared to fiscal 1997. The growth in sales was experienced both in the domestic and the international marketplaces. The increases were predominantly due to sales of our Clarity(TM) series products and our Model 3303 Pulse Oximeter. The Clarity(TM) products are a series of compact, tabletop, transport monitors designed for use in hospitals, transport and emergency settings. Sales of these products in fiscal 1998 were approximately $3.4 million compared to $1.1 million world-wide in fiscal 1997. Sales of the Model 3303 Pulse Oximeter were approximately $2.1 million in fiscal 1998 compared to $1.3 million world-wide in fiscal 1997. Additionally, on March 18, 1998, the Company was awarded its second contract by the U.S. Government for the Clarity(TM) series Model 3304 AutoCorr pulse oximeter. This contract will provide needed ground based monitoring equipment to the government on a worldwide basis. The Company, like its competitors, is focusing on sales to alternate care markets, sales of replacement equipment and sales of follow-on quantities of this product line to initial purchasers. The challenge for the Company, which it is addressing through product development and marketing activities, is to enhance its existing product line by adding not only new products, but also new features, functionality and product configuration to existing products.

Domestic BCI label sales increased 21.9% from fiscal 1997. The increase was in virtually all product areas: sales of our handheld pulse oximeters (Model numbers 3301, 3303 and 3401) increased about $650,000 or about 16% over fiscal 1997, sales of our Clarity(TM) products increased nearly $600,000 or about 165% and sales of our higher-end vital signs and multi-parameter products were up about $391,000 or about 74%. Domestic OEM sales declined by 27.0% from fiscal 1997 sales, in part because approximately $640,000 of sales revenues were reclassified from domestic OEM to our SurgiVet division. Additionally, there were decreases in sales of our Model 3101 and 3302 pulse oximeters to this market. International dealer sales of BCI-labeled products increased by 21.8%, largely due to sales of our Clarity(TM) products. Sales of these products increased $962,000 or about 150% over fiscal 1997. International OEM sales decreased by 13.8% when compared to fiscal 1997 due to decreased sales of our higher end OEM componentry. SurgiVet sales were $1,174,000, consisting mostly of sales of our Model numbers 3101, 3303, and 3304 that were reconfigured for veterinary applications. Selling prices have not fluctuated significantly during these time periods.

Cost of goods sold as a percentage of net sales decreased slightly in fiscal 1998 going from 44.4% in fiscal 1997 to 43.5% in fiscal 1998. The decrease is primarily due to decreased raw material costs.

Selling, general and administrative expenses increased by approximately $570,000 when comparing 1998 to 1997. The increase is partially attributable to the startup and continuing costs of the Company's new division, SurgiVet. Additionally, the Company continues to invest in its sales and marketing efforts. During fiscal 1996, BCI began focusing more on the alternate care markets, and increased the amount spent on marketing to those areas. That spending continued in fiscal 1997 and into fiscal 1998. In fiscal 1998 the Company also began to expand its domestic sales force in order to support and increase sales. Also in fiscal 1998, the Company increased its international marketing efforts through additional advertising and promotions. BCI feels these increases were needed to strengthen the domestic and international sales efforts and position the Company for the future. BCI also continues to invest in its OEM sales efforts.

Research and development expenses increased by approximately $430,000 when comparing fiscal 1998 to 1997. The engineering staff grew in fiscal 1998 to twenty-two employees, who continued to focus their time and efforts on new product releases. As a result, payroll and related expenses increased. Additionally, work continues on several new product releases scheduled for fiscal 1999 and beyond.

Other income is comprised primarily of interest received from investments of the Company's excess cash. The increase from 1997 to 1998 is due to the increased investment balances.

Federal and state income tax paid in fiscal 1998 amounted to approximately $2.7 million, versus $2.6 million in fiscal 1997. BCI's effective tax rate is 32.2% in fiscal 1998 versus 35.4% in fiscal 1997. The decrease in the effective tax rate is due to additional benefits related to the Company's FSC.

It is management's opinion that the Company's future success is primarily a function of its sales level. Management believes that it is not only necessary to improve the sales of the Company's products which were available for sale this year, but also to introduce other products to provide increased revenue. Plans are in progress to achieve these results.

The rate of inflation continues to have a marginal impact on the operations of the Company. While management routinely assesses the possible effects of inflation with respect to the Company's future business plans, the rate of inflation is not expected to have a material impact upon the growth of the Company during Fiscal 1999. All export sales are denominated in U.S. currency and therefore, the Company is not exposed to foreign currency risk.

Fiscal 1997 versus Fiscal 1996

The Company realized income before income tax expense of $7,179,312 in 1997, as compared to $8,471,494 in 1996. Net income realized in fiscal 1997 and 1996 after income tax expense is $4,639,797 and $5,369,669. Based upon the weighted average number of basic and diluted common shares outstanding, these translate into net income per share of $.35 and $.41 in 1997 and 1996, respectively. It is the opinion of management that these amounts may be compared, and are attributable to the factors discussed below.

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

Liquidity and Capital Resources

Net income recorded in the current year continued to improve the Company's working capital position. The additional working capital provided by the income helped to finance the purchase of the new facility and fund the build out as well as the growth in expenses discussed above. Additionally, the Company increased its investment in cash and cash equivalents by $2.4 million during the fiscal 1998 and $4.8 million in fiscal 1997. The Company intends to use the cash and cash equivalents and funds generated in fiscal 1997 and 1998 to support its growth into fiscal 1999 and beyond.

In comparing the year end receivable balances in fiscal 1998 versus fiscal 1997, the accounts receivable balance decreased by approximately $500,000. This decrease is largely due to decreased sales in the months of May and June when comparing them to the previous year. Additionally, the Company had several large international shipments in June with cash in advance terms, thus, these sales did not increase the receivables balance. As a result of sales decreases experienced in fiscal 1997 versus 1996, the accounts receivable balance decreased by approximately $800,000, or 16%. Additionally, a $500,000 payment on a past due receivable was received in fiscal 1997 from a large customer which helped improve days sales outstanding. Notwithstanding selective credit extensions, the Company continues to place emphasis on tight credit monitoring and collection procedures.

Inventory levels increased by $108,000 in fiscal 1998 versus fiscal 1997. This increase is due to increased levels of finished goods inventory in anticipation of the down time the Company would experience when it moved its facility in July, 1998. Inventory levels increased by $450,000 in fiscal 1997 versus fiscal 1996 primarily due to increased inventories of demonstration equipment used by the domestic sales force and increased inventories for new products being released in the first half of fiscal 1997. No products were discontinued in fiscal 1998 or fiscal 1997. It is expected that inventory balances will remain at the current level during fiscal 1999.

The increase in property, plant and equipment in fiscal 1998 from fiscal 1997 is primarily due to the purchase of the new land and building and the build out of this new facility. The land and building were purchased for $1,975,000, and the build out cost approximately $1,200,000. The decrease in property, plant and equipment in fiscal 1997 from 1996 is principally due to depreciation of underlying assets. No major purchases were made in fiscal 1997.

Trade accounts payable and accrued liabilities increased by $311,000 when comparing fiscal 1998 to fiscal 1997. This increase is primarily due to increased trade payables relating to expenses of the new division, SurgiVet. Trade accounts payable and accrued liabilities decreased by approximately $107,000 when comparing fiscal 1997 to 1996. This decrease is primarily related to trade payables and the timing of the year end payment cycle.

The Company continues to experience improved liquidity over the past fiscal years. Operating activities of the Company have been the main source of this liquidity. It is the belief of management that if operations continue at the same level, funds generated from operations will be adequate to fund working capital requirements, both in the short and long term.

The Company currently has in place a bank loan and security agreement that provides for demand borrowings under a line of credit not to exceed the lesser of the borrowing base or $10,000,000. The borrowing base, as defined in the agreement is the sum of 80% of eligible accounts receivable and 25% of eligible inventory. Interest is calculated based on the LIBOR rate. The borrowing base currently exceeds $10,000,000, and there is no loan balance outstanding at June 30, 1998, so the available credit is $10,000,000.

It is the belief of management that if continued success in the achievement of the above-noted goals is experienced, funds generated from future operations and borrowing potential under the bank line of credit will be adequate to fund the Company's working capital requirements during 1999.

BCI does not anticipate paying dividends on its common stock.

Impact of Recently Issued Accounting Standards

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." In February 1998 the FASB issued SFAS No. 132, "Disclosures about Pensions and other Postretirement Benefits." These statements will be adopted by the Company, as required, for the periods beginning after December 15, 1997. These standards expand or modify disclosures and, accordingly, will not have an effect on the Company's liquidity, financial position, or results of operations. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be adopted by the Company, as required, for the periods beginning after June 15, 1999. Implementation of this statement is not expected to have a material impact on the financial statements of the Company.

Subsequent Event

Effective July 1, 1998, SurgiVet, Inc., a wholly owned subsidiary of the Company, purchased the assets of Anesco, Inc. for $4,000,000 cash. Upon completion of the purchase, the Company recorded $3,258,000 of goodwill.

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

Quantitative and Qualitative Information about Market Risk

The Company has limited exposure to market risks. All export sales are denominated in U.S. currency and, therefore, the Company is not exposed to foreign currency risk. The Company does hold an investment held for trust that is subject to interest rate risk. The investment is a U.S. Treasury note that matures in August, 1999 and has a stated interest rate of 5.875%. The Company classifies this security as held-to-maturity. At June 30, 1998 the fair value is $1,852,565.

Year 2000

The Company has reviewed its computer and other systems to identify those areas that could be adversely affected by Year 2000 software failures. It has been determined that the Company's products are fully Year 2000 compliant. Many of the off-the-shelf variety of software programs the Company uses are already compliant, the few that are not will be upgraded to compliant versions or replaced at minimal cost. We have determined that our business system is not Year 2000 compliant, as a result, we have begun the research and analysis needed to replace the current system. Based on this initial analysis, the Company estimates that it will cost approximately $300,000 to replace this system. The Company is also currently verifying the Year 2000 compliance of our computer hardware and operating systems. This review is expected to be completed by the end of the calendar year. Additionally, the Company has assessed the compliance of its office equipment (fax machines, copiers, telephone system, etc.) and determined that these systems are fully compliant. The Company plans to begin its review of the Year 2000 compliance of its customers and vendors and intends to complete this assessment by the end of fiscal 1999.

Beyond the above review procedures, the Company is in the process of developing a Year 2000 contingency plan, should a Year 2000 compliance issue arise. However, there can be no assurance that customers, suppliers and service providers on which the Company relies will resolve their Year 2000 issues. Failure to complete the Year 2000 project in a timely manner could have a material adverse effect on future operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of
Biochem International Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Biochem International Inc. and Subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PricewaterhouseCoopers LLP



August 7, 1998

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997


                       ASSETS                               1998              1997
                                                        ------------      ------------
Current assets:
  Cash and cash equivalents                             $ 13,323,922      $ 10,892,915
  Accounts receivable, net of allowance for
     doubtful accounts of $100,000 and $125,000,
     respectively                                          3,656,363         4,158,002
  Inventories                                              3,856,206         3,747,955
  Deferred income taxes                                      295,000           320,000
  Income taxes recoverable                                   327,382                --
  Prepaid expenses and other                                  71,632            43,376
                                                        ------------      ------------
         Total current assets                             21,530,505        19,162,248

Investment, held for trust                                 1,845,000         1,847,739
Property, plant and equipment, net                         4,552,103         1,599,679
Intangible asset                                              22,916                --
Other                                                          8,104             5,987
                                                        ------------      ------------

         Total assets                                   $ 27,958,628      $ 22,615,653
                                                        ============      ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                               $  2,147,765      $  1,813,985
  Accrued liabilities:
     Salaries, wages and commissions                         775,060           754,165
     Other                                                   203,279           212,018
     Income taxes payable                                         --            35,000
                                                        ------------      ------------
         Total current liabilities                         3,126,104         2,815,168

Stockholders' equity:
  Preferred stock, $1.00 par value,
     authorized 1,000,000 shares; none issued                     --                --
  Common stock, $.02 par value, authorized
     14,000,000 shares; 13,100,282 issued,
     13,050,282 outstanding as of June 30,
     1998, and 13,091,284 shares issued, 13,041,284
     outstanding as of June 30, 1997                         262,006           261,826
  Additional paid-in capital                              11,744,179        11,707,975
  Retained earnings                                       13,166,764         8,162,954
                                                        ------------      ------------
                                                          25,172,949        20,132,755

Less Treasury Stock at cost, 50,000 shares                  (187,500)         (187,500)
Receivable from shareholders                                (152,925)         (144,770)
                                                        ------------      ------------

      Total stockholders' equity                          24,832,524        19,800,485
                                                        ------------      ------------

         Total liabilities and stockholders' equity     $ 27,958,628      $ 22,615,653
                                                        ============      ============


The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                 1998            1997            1996
                                              -----------     -----------     -----------
Net sales                                     $28,532,251     $27,006,210     $29,000,238
Cost of goods sold                             12,418,275      11,977,951      12,903,308
                                              -----------     -----------     -----------
         Gross profit                          16,113,976      15,028,259      16,096,930

Selling, general and
  administrative expenses                       7,106,695       6,537,099       6,355,041
Research and development expenses               2,414,103       1,983,817       1,647,651
                                              -----------     -----------     -----------
         Income from operations                 6,593,178       6,507,343       8,094,238

Other income, net                                 786,354         671,969         377,256
                                              -----------     -----------     -----------
         Income before income tax expense       7,379,532       7,179,312       8,471,494

Provision for income taxes                      2,375,722       2,539,515       3,101,825
                                              -----------     -----------     -----------
         Net income                           $ 5,003,810     $ 4,639,797     $ 5,369,669
                                              ===========     ===========     ===========


Basic earnings per share                      $      0.38     $      0.35     $      0.41
Diluted earnings per share                    $      0.38     $      0.35     $      0.41

Weighted average common shares
  outstanding - Basic                          13,097,254      13,086,784      13,083,284
Effect of dilutive securities                      79,265         114,187         103,665
                                              -----------     -----------     -----------
Weighted average common shares
  outstanding - Dilutive                       13,176,519      13,200,971      13,186,949
                                              ===========     ===========     ===========


The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                                      Retained             Treasury Stock
                                         Common  Stock              Additional        Earnings/               at Cost
                                  ----------------------------       Paid-in        (Accumulated     ----------------------------
                                    Shares           Amount          Capital          Deficit)         Shares          Amount
                                  ----------      ------------     ------------     ------------     ----------      ------------
Balances, July 1, 1995            13,083,284      $    261,666     $ 11,698,173     $ (1,846,512)            --      $         --

Net income                                --                --               --        5,369,669             --                --

Exercise of common stock
options at $.375 to $.625
per share                              3,500                70            1,478               --             --                --

Payments made on
behalf of shareholder                     --                --               --               --             --                --
                                  ----------      ------------     ------------     ------------     ----------      ------------
Balances, June 30, 1996           13,086,784           261,736       11,699,651        3,523,157             --                --

Net income                                --                --               --        4,639,797             --                --

Exercise of common stock
options at $.625 to $4.29
per share                              4,500                90            8,324               --             --                --

Purchase of treasury stock                --                --               --               --         50,000          (187,500)

Payments made on behalf of
shareholder                               --                --               --               --             --                --
                                  ----------      ------------     ------------     ------------     ----------      ------------
Balances, June 30, 1997           13,091,284           261,826       11,707,975        8,162,954         50,000          (187,500)

Net income                                --                --               --        5,003,810             --                --

Exercise of common stock
options at $3.31 to $5.25
per share                              9,000               180           36,204               --             --                --

Payments made on behalf of
shareholder                               --                --               --               --

Cancellation of DS
Medical shares at par                     (2)               --               --               --             --                --
                                  ----------      ------------     ------------     ------------     ----------      ------------
Balances, June 30, 1998           13,100,282      $    262,006     $ 11,744,179     $ 13,166,764         50,000      $   (187,500)


                                Receivable           Total
                                   from           Stockholders'
                                Shareholder          Equity
                                ------------      ------------
Balances, July 1, 1995          $   (101,828)     $ 10,011,499

Net income                                --         5,369,669

Exercise of common stock
options at $.375 to $.625
per share                                 --             1,548

Payments made on
behalf of shareholder                (41,920)          (41,920)
                                ------------      ------------
Balances, June 30, 1996             (143,748)       15,340,796

Net income                                --         4,639,797

Exercise of common stock
options at $.625 to $4.29
per share                                 --             8,414

Purchase of treasury stock                --          (187,500)

Payments made on behalf of
shareholder                           (1,022)           (1,022)
                                ------------      ------------
Balances, June 30, 1997             (144,770)       19,800,485

Net income                                --         5,003,810

Exercise of common stock
options at $3.31 to $5.25
per share                                 --            36,384

Payments made on behalf of
shareholder                           (8,155)           (8,155)

Cancellation of DS
Medical shares at par                     --                --
                                ------------      ------------
Balances, June 30, 1998         $   (152,925)     $ 24,832,524
                                ============      ============


The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                          1998              1997              1996
                                                      ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                          $  5,003,810      $  4,639,797      $  5,369,669
  Adjustments to reconcile to net cash provided
      by operating activities:
    Deferred income taxes                                   25,000            20,000         1,310,000
    Amortization of U.S. Treasury Note premium               2,739            16,143             5,334
    Depreciation and amortization                          376,417           353,442           316,776
    Change in assets and liabilities:
      Receivables                                          501,639           615,316        (1,209,441)
      Inventories                                         (108,251)         (451,320)         (610,134)
      Prepaid expenses and other                           (30,373)            5,713            (6,055)
      Income taxes                                        (362,382)          (45,000)           80,000
      Accounts payable and accrued liabilities             345,936           (61,653)          650,286
                                                      ------------      ------------      ------------

      Net cash provided by operating activities          5,754,535         5,092,438         5,906,435
                                                      ------------      ------------      ------------


Cash flows from investing activities:
  Property, plant and equipment additions               (3,347,310)         (241,201)         (591,006)
  Proceeds from sale of equipment                           20,553                --                --
  Investment in U.S. Treasury Notes                             --                --        (1,869,216)
  Intangible asset additions                               (25,000)               --                --
                                                      ------------      ------------      ------------

      Net cash (used in)
         investing activities                           (3,351,757)         (241,201)       (2,460,222)
                                                      ------------      ------------      ------------


Cash flows from financing activities:
  Loan to shareholder                                       (8,155)           (1,022)          (41,920)
  Proceeds from exercise of stock options                   36,384             8,414             1,548
                                                      ------------      ------------      ------------

Net cash provided by (used in) financing activities         28,229             7,392           (40,372)
                                                      ------------      ------------      ------------

Net increase in cash and cash equivalents                2,431,007         4,858,629         3,405,841

Cash and cash equivalents:
  Beginning of year                                     10,892,915         6,034,286         2,628,445
                                                      ------------      ------------      ------------

  End of year                                         $ 13,323,922      $ 10,892,915      $  6,034,286
                                                      ============      ============      ============


Supplemental disclosure of cash flow information:
  Cash paid for income taxes                          $  2,713,154      $  2,564,515      $  1,711,825


Non-cash activity:

The Company acquired 50,000 shares of its common stock owned by a major customer during 1997 in satisfaction of the customer's $187,500 outstanding accounts receivable balance.


The accompanying notes are an integral part of these financial statements.

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Biochem International Inc. (the "Company") designs and manufactures medical equipment used in the monitoring of respiration, blood gases, exhaled gases, anesthetic agent gases and related cardiovascular functions. The following is a summary of significant accounting policies of the Company:

     a. REVENUE RECOGNITION: The Company recognizes revenue from product sales upon shipment to the customer.

     b. CONSOLIDATION PRINCIPLES: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SurgiVet, Inc. and BCI International Foreign Sales Corporation. All intercompany transactions have been eliminated. Effective October 1, 1997, the Company incorporated SurgiVet, Inc. as a wholly-owned subsidiary to design and distribute monitoring equipment to the veterinary market.

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

     d. CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with a high credit quality financial institution. The Company's trade receivables subject it to credit risk. Its customers are primarily health care providers, both domestically and internationally. The Company's international receivables are generally supported by letters of credit denominated in U.S. dollars. The domestic receivables are generally not collateralized.

     e. CASH EQUIVALENTS: All highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

     f. INVENTORIES: Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Loaner and demonstration equipment is recorded at cost and included in inventory until sold.

     g. INVESTMENT, HELD FOR TRUST: Investment, held for trust at June 30, 1998 represents an investment in a U.S. government security which matures in August, 1999. The investment is classified as held-to-maturity and is stated at amortized cost. The fair market value of this security at June 30, 1998 is $1,852,565.

     h. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of these assets. The estimated useful lives are principally 25 years for building and 3 to 10 years for machinery and equipment. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in operations.

     i. INCOME TAXES: Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse.

     j. NET INCOME PER SHARE: During the second quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes new standards for reporting earnings per share. The earnings per share computations for prior periods have been restated to conform with the provisions of SFAS 128. Basic earning per share is computed by dividing net earnings by the weighted average shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include the number of additional shares that would have been outstanding if stock options were exercised and the proceeds from such exercise were used to acquire shares of common stock at the average market price during the period.

     k. OTHER INCOME: Other income is comprised primarily of interest received from the Company's interest-bearing cash accounts.

     l. RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Disclosures about Pensions and other Postretirement Benefits." These statements will be adopted by the Company, as required, for the periods beginning after December 15, 1997. These standards expand or modify disclosures and, accordingly, will not have an effect on the Company's liquidity, financial position, or results of operations. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be adopted by the Company, as required, for the periods beginning after June 15, 1999. Implementation of this statement is not expected to have a material impact on the financial statements of the Company.

     m. RECLASSIFICATION: Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation


2.   INVENTORIES:

     Inventories are comprised of:

                                                  1998              1997
                                               ----------        ----------
     Finished goods                            $  561,440        $  230,390
     Loaner and demonstration equipment           935,367           920,734
     Work-in-process                            1,043,103         1,070,564
     Purchased material                         1,316,296         1,526,267
                                               ----------        ----------
                                               $3,856,206        $3,747,955
                                               ==========        ==========

3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of:

                                                   1998             1997
                                                ----------       ----------
     Land                                       $  583,943       $  342,262
     Building                                      724,699          724,699
     Leasehold improvements                        126,841          126,841
     Machinery and equipment                     2,121,650        1,605,481
     Office furniture and equipment                227,024          184,295
     Construction in progress                    2,502,690               --
                                                ----------       ----------

                                                 6,286,847        2,983,578
     Less accumulated depreciation               1,734,444        1,383,899
                                                ----------       ----------

                                                $4,552,103       $1,599,679
                                                ==========       ==========

4.   INVESTMENT, HELD FOR TRUST:

     A U.S. government security is held in a restricted trust as part of a compensation agreement entered into between the Company and its president in January 1996. The balance of this restricted trust as of June 30, 1998 and 1997 was $1,845,000 and $1,847,739, respectively. Under the terms of the agreement, the president will receive earnings of the trust assets currently and, should he remain employed by the Company for a period of one year following a change in control, the assets in trust will become the property of the president. The principal shareholders of the Company have guaranteed the Company's obligation to its president.

5.   BORROWING ARRANGEMENT:

     The Company has a bank loan and security agreement which, as amended January 16, 1996, provides for borrowings not to exceed $10,000,000 that are due on demand under a revolving line of credit. No amounts were outstanding under this arrangement at June 30, 1998 or 1997. Interest is at the London Interbank Offered Rate (LIBOR) plus 1.75%. The bank has a security interest in all the assets of the Company. Under the terms of the agreement, any borrowings under the line of credit must be used for working capital or acquisition purposes. The terms of the agreement also subject the Company to certain covenants, including restriction on paying dividends without prior written consent of the bank, maintaining a minimum tangible net worth of $7,500,000 and restriction of Company acquisitions to the medical products industry.

6.   COMMON STOCK AND STOCK OPTIONS:

     Effective October 1, 1992, the Company adopted the 1992 Stock Program which includes a Stock Option Plan and a Restricted Stock Rights Plan. This program provides for the issuance of common stock options to officers, employees and independent consultants. An aggregate of 250,000 shares were originally reserved for issuance under the program. All options available for grant at June 30, 1998 relate to the 1992 stock program. Stock purchase rights granted under the Restricted Stock Rights Plan are exercisable for a period of 30 days at a price equal to 10% of the stock's fair market value at the date of grant. No stock purchase rights had been granted at June 30, 1998 under this plan.

     At June 30, 1998, the Company also has outstanding options to purchase 3,000 shares of common stock under a Stock Option Plan which was terminated in 1991.

     Options granted under the Stock Option Plans are exercisable for a period of 10 years at a price equal to market value, as defined, on the date of grant. Participants are fully vested in their options when granted.

     The following is a summary of the stock option shares and the weighted average exercise price per share:


                                                  1998                            1997                            1996
                                      ----------------------------    ----------------------------    ----------------------------
                                         Shares           Price          Shares           Price         Shares            Price
                                      -----------      -----------    -----------      -----------    -----------      -----------
     Outstanding and exercisable
        beginning of year                 171,500      $     3.013        181,000      $     2.248        133,500      $     1.557
     Granted                                   --               --         26,000            5.250         51,000            3.931
     Exercised                             (9,000)           4.043         (4,500)           1.870         (3,500)           0.442
     Purchased                                 --               --        (30,500)           0.586             --               --
     Forfeited                                 --               --           (500)           0.625             --               --
                                      -----------                     -----------                     -----------

     Outstanding and exerciseable
        end of year                       162,500            2.957        171,500            3.013        181,000            2.248
                                      ===========                     ===========                     ===========

     Available for grant,
        end of year                        73,000                          73,000                         68,000
                                      ===========                     ===========                     ==========

Options outstanding and exercisable as of June 30, 1998:

                                                        Weighted-Average
                  Range of         Weighted-Average      Exercise Price
              Exercise Prices       Remaining Life         per Share        Shares
              ---------------      ----------------     ----------------    -------
              $0.250 - 0.346             3.87                $0.334          23,500
              $0.625 - 1.359             5.31                 0.855          25,500
              $3.313 - 5.250             7.45                 3.971         113,500
                                                                            -------
                                                              2.957         162,500
                                                                            =======

6.   COMMON STOCK AND STOCK OPTIONS, CONTINUED:

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

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (the "standard"). The Company adopted the new standard effective July 1, 1996. The Company has continued to measure compensation expense for its stock - based compensation plans under Accounting Principles Board Opinion No. 25; therefore, the new standard has no effect on the Company's operating results.

     Had the Company recognized compensation expense based on the fair value at the grant for awards under the plan, consistent with the method prescribed by the standard, the Company's net income and basic and diluted net income per share for the years ended June 30, 1998 and 1997 would have been as follows:

                                                                 1998              1997
                                                             -------------     -------------
     Net earnings as reported                                $   5,003,810     $   4,639,797
     Net earnings pro forma                                  $   5,003,810     $   4,567,076
     Net earnings per share as reported-Basic and diluted    $        0.38     $        0.35
     Net earnings per share pro forma-Basic and diluted      $        0.38     $        0.35

     There were no stock options granted during the year ended June 30, 1998. The following assumptions were used to compute the fair value of the option grants for the year ended 1997, using the Black-Scholes option-pricing model: a risk-free interest rate ranging from 5.88% to 6.43%; stock volatility of 40%; dividend yield of 0% and expected option life of seven years.

7.   INCOME TAXES:

     The provision for income taxes consists of the following:

                                      1998            1997             1996
                                  -----------     -----------      -----------
     Current:
       Federal                    $ 2,089,360     $ 2,266,635      $ 1,763,623
       State                          261,362         252,880           28,202
                                  -----------     -----------      -----------
         Total current              2,350,722       2,519,515        1,791,825
                                  -----------     -----------      -----------

     Deferred:
       Federal                         16,375          45,961        1,067,000
       State                            8,625         (25,961)         243,000
                                  -----------     -----------      -----------
         Total deferred                25,000          20,000        1,310,000
                                  -----------     -----------      -----------
                                  $ 2,375,722     $ 2,539,515      $ 3,101,825
                                  ===========     ===========      ===========

     The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:

                                                      1998      1997      1996
                                                     ------    ------    ------
     Statutory Federal income tax rate                 34.0%     34.0%     34.0%
     FSC benefit                                       (3.4)     (1.7)     (0.9)
     State income taxes, net of federal benefit         1.8       2.1       2.1

     Nondeductible expenses and other                  (0.2)      1.0       1.4
                                                     ------    ------    ------
                                                       32.2%     35.4%     36.6%
                                                     ======    ======    ======

     Deferred income taxes reflected in the balance sheet at June 30, 1997 and 1996 relate to the following:

                                                       1998           1997
                                                     -------        -------
     Deferred tax assets:
     Current:
       Inventories and receivables                 $ 136,110      $ 130,257
       Accrued employee benefits                      95,150        109,405
       Other                                          63,740         80,338
                                                   ---------      ---------
     Total net deferred tax assets                 $ 295,000      $ 320,000
                                                   ---------      ---------

8.   EXPORT SALES:

     Export sales to various regions for the years ended June 30, 1998, 1997, and 1996 approximate:

                                       1998            1997            1996
                                   -----------     -----------     -----------
     Western Europe                $ 6,309,000     $ 5,832,000     $ 7,727,000
     Far East                        3,394,000       3,698,000       3,485,000
     Central and South America       1,982,000       1,811,000       1,412,000
     Other                           1,568,000       2,182,000       2,248,000
                                   -----------     -----------     -----------
                                   $13,253,000     $13,523,000     $14,872,000
                                   ===========     ===========     ===========

     The Company's export sales are denominated in U.S. currency.

9.   EMPLOYEE BENEFIT PLAN:

     The Company sponsors a defined contribution retirement plan for all eligible employees of the Company. An employee becomes eligible to participate in the plan upon completion of one full calendar month of employment. Employees may contribute up to 12% of their compensation and the Company provides a matching contribution of 50% of the employees' contributions up to 6% of the employees' compensation. The Company's contributions to the Plan were $142,277, $139,384, and $125,805 in 1998, 1997 and 1996, respectively.

     The Company is not obligated to provide any postretirement medical or life insurance benefits to employees.

10.  RELATED PARTY TRANSACTIONS:

     In July 1984, DS Medical Products Co. ("DS Medical") was formed for the exclusive purpose of acquiring up to an 80% interest in the Company for investment purposes. A former president of the Company, and a principal shareholder of DS Medical, had an interest in the common stock of the Company which is held by DS Medical. On August 1, 1993, the Company paid $101,828 to the former president on behalf of DS Medical in exchange for those securities. In addition, the Company paid approximately $40,000 in state taxes in March 1996 and approximately $11,000 in other expenses in 1997 and 1998 on behalf of DS Medical. The Company has recorded these transactions as a reduction of stockholders' equity.

     On March 2, 1998, DS Medical was merged with and into the Company, thus dissolving DS Medical. At that time, 9,984,998 shares of the Company's common stock held by DS Medical were transferred to the principal shareholders of DS Medical. The remaining two shares of the Company's common stock held by DS Medical were cancelled.

     The receivable from DS Medical of $152,925, recorded as a reduction of stockholders' as of June 30, 1998, was assumed by the principal shareholders of DS Medical on the date DS Medical was dissolved.

11.  SUBSEQUENT EVENT:

     Effective July 1, 1998, SurgiVet, Inc., a wholly-owned subsidiary of the Company, purchased the assets of Anesco Inc. for $4,000,000 cash. Upon completion of the purchase, the Company recorded $3,258,000 of goodwill.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and principal executive officers of the Company and their offices are:

       Name             Age    Office
       ----             ---    ------
David H. Sanders(1)     67     Director - Class I, Chairman of the Board of
                               Directors, Chief Executive Officer, Treasurer and
                               Assistant Secretary

Lee J. Knirko           75     Director - Class II

Frank A. Katarow        37     President and Chief Operating Officer

Keith R. Harper         49     Senior Vice President, Sales

Ann M. Johnson          36     Executive Vice President and General Manager,
                               SurgiVet, Inc. Vice President, BCI International

Robert H. Wesel         39     Vice President, International Sales

Mark S. Geisler         46     Vice President, Engineering

Donald Alexander        43     Vice President, Regulatory Affairs

Paul F. Pujanauski      47     Vice President, Sales and Marketing

(1) Member of the Executive Committee

All directors are elected for two (2) year terms and serve until their respective successors are duly elected and qualified. Mr. Kenneth Davee was a Class I Director, Vice Chairman of the Board of Directors and Secretary of the Company until his death on August 13, 1998. His position as an officer and director of the Company has not been filled. The terms for Classes I and II expire as of the date set for the annual stockholders' meeting for fiscal years ending June 30, 1998 and June 30, 1997, respectively. Officers are appointed for a one (1) year term unless sooner replaced. Each of the above individuals has served in the capacities indicated since September 14, 1984, except as stated below.

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

MS. JOHNSON, a certified public accountant, received a Bachelor of Business Administration degree in Accounting and in Risk Management and Insurance from the University of Wisconsin in Madison. She received her Masters of Business Administration degree in May, 1997 from the University of Wisconsin in Milwaukee. Prior to her employment at BCI, she worked on the audit staff at Deloitte, Haskins & Sells (now Deloitte & Touche) from 1984 to 1987 and at Coopers & Lybrand (now PricewaterhouseCoopers) from 1987 to 1990. She joined BCI in April, 1990 and has been Vice President of Finance and Personnel since December, 1991. On November 1, 1993 she was promoted to Vice President of Finance and Operations. On November 1, 1997 she was promoted to Executive Vice President and General Manager of SurgiVet, Inc., BCI's new veterinary division. Ms. Johnson is also a Vice President of BCI.

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

MR. PUJANAUSKI started at BCI in August, 1996 as National Sales Manager. In July, 1997 he was promoted to Director of Domestic Sales and Marketing. He accepted the position of Vice President of Domestic Sales and Marketing in May 1998. His prior experience includes 18 years in sales management for various medical equipment companies. He has a Bachelors Degree in Business Administration from the University of Wisconsin-Oshkosh.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash, cash-equivalent and non-cash forms of remuneration for services to the Company for the past three fiscal years for the Chief Executive Officer of the Company and each of the Company's four other most highly compensated executive officers:

                                                                            Long-term
                                               Annual Compensation         Compensation
                                       ---------------------------------   ------------
                                                                              Stock         All Other
Name and Capacity             Year     Salary        Bonus      Other(1)    Options(#)  Compensation(2)
-----------------             ----     ------        -----      --------    ----------  ---------------
David H. Sanders              1998    $200,000     $    -0-       $  -0-          -0-     $  4,750
Chairman and CEO              1997     200,000          -0-          -0-          -0-        4,750
                              1996     200,000          -0-          -0-          -0-        4,600

Frank A. Katarow              1998    $188,500     $ 24,500       $  -0-          -0-     $114,297
President and COO             1997     169,308       18,200          -0-        5,000      115,450
                              1996     153,134       30,050          -0-       10,000       10,218

Keith R. Harper               1998    $120,280     $    -0-       $  -0-          -0-     $  3,639
Senior Vice President         1997     125,973          -0-          -0-        2,000        3,869
                              1996     117,367        8,500          -0-        4,000        3,776

Robert H. Wesel               1998    $127,221     $    -0-       $  -0-          -0-     $  2,591
Vice President                1997     122,088          -0-          -0-        2,000        3,663
                              1996     113,520          -0-          -0-        4,000        3,406

Paul F. Pujanauski            1998    $122,589     $    -0-       $  -0-          -0-     $  3,551
Vice President(3)             1997      80,301          -0-          -0-        1,000        2,793
                              1996         -0-          -0-          -0-          -0-          -0-



(1) While the above named Executive Officers enjoy certain perquisites, for the year ended June 30, 1998, these did not exceed $50,000 or ten percent of any officer's salary and bonus.

(2) These figures represent the amount of the Company's contribution to its 401(k) Plan allocated to the officer. Additionally, the amount for the year ended June 30, 1998 allocated to Mr. Katarow includes a $109,546 payment representing interest earned on the funds held in trust relating to the Compensation Agreement in effect for Mr. Katarow, as discussed below.

(3) Mr. Pujanauski began employment with the Company on August 5, 1996, and was promoted to Vice President on May 15, 1998.


Directors receive no fees or expense reimbursement allowances.

STOCK OPTIONS

For the fiscal year ended June 30, 1998, there were no stock options issued.


There were no options exercised by directors or officers of the Company during fiscal 1998. The following table shows the value of unexercised options on an aggregated basis at June 30, 1998 for each of the executive officers and directors:

                      Shares                      Number of        Value of
                   Acquired on        Value      Unexercised      Unexercised
                     Exercise       Realized      Options at      Options at
                   Fiscal 1998     Fiscal 1998     6/30/98        6/30/98 (1)
                   -----------     -----------   -----------      -----------
D.H. Sanders           -0-             -0-            -0-                N/A
K.M. Davee             -0-             -0-            -0-                N/A
L.J. Knirko            -0-             -0-            -0-                N/A
F.A. Katarow           -0-             -0-         25,000           $ 29,175
K.R. Harper            -0-             -0-         25,000             72,987
A.M. Johnson           -0-             -0-         34,500            101,644
R.H. Wesel             -0-             -0-         14,000             22,827
M.S. Geisler           -0-             -0-         14,000             18,920
D.J. Alexander         -0-             -0-          6,500              5,326
P.F. Pujanauski        -0-             -0-          1,000                375


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

Katarow concurrently entered into a similar Compensation Agreement with DS Medical Products Co. ("DS Medical"), the principal shareholder of the Company. This Agreement was amended January 12, 1998, in relation to the Merger of DS Medical with and into the Company. Pursuant to this Amendment, Mr. Sanders and Mr. Davee jointly and severally assumed this Obligation. Under the terms of the respective Compensation Agreements, to the extent that payments otherwise due Katarow from the Company would be considered (I) "excess parachute payments" under Section 280G or 4999 of the Code, or (ii) not deductible by the Company by reason of
Section 162(m) of the Code, such payments become the obligation of the principal shareholders, and the Trustee is directed to return to the Company the balance of the assets in the trust that would otherwise be available to make those payments.

The intention of the foregoing arrangement with Katarow is to assure his continuing service to the Company on a current basis, and his availability to any potential acquiror of the Company or its business or assets into the future. The Company, its management and Board of Directors have determined that the existence of continuity of present management would be an important aspect in the valuation of the Company by any potential acquiror, and the Company and its Board of Directors, deem it, in their best business judgment, to be important to provide for retention of management in order to enhance the value of the Company for the benefit of its shareholders. As disclosed in the Report on Form 8-K, dated September 9, 1998, and previously mentioned herein, the Company is currently negotiating a possible sale of the Company to Smiths Industries plc, a United Kingdom-based avionics, medical systems and specialized industrial products manufacturer. Management and ownership believe that the value of the Company, will be enhanced in any sales discussions by the foregoing Compensation Agreements.


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

The Compensation Committee reviewed the proposed 1998 salaries and bonuses for the executive officers. The Committee believed the proposed salary levels were in line with or below the salary levels of executives in comparable positions of responsibility. In an effort to tie a substantial portion of an executive's compensation to Company performance, the Committee approved an incentive compensation program in which all of the executive officers, other than Mr. Sanders, Mr. Harper, Mr. Wesel and Mr. Pujanauski, are eligible to participate. The program provides for a percentage of the participant's salary to be paid to that officer if operating profits are above specified levels. Mr. Harper, Mr. Wesel, and Mr. Pujanauski receive commission based on the sales performance of their divisions. All executive officers, other than Mr. Sanders as mentioned above, are eligible for discretionary stock option awards. The committee believes that selective grants of stock options, along with the performance-based cash compensation described above promote a commonality of interest between the Company's officers and its stockholders.

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


                             Compensation Committee:
                                David H. Sanders
                                Ken M. Davee (1)



(1) Mr. Davee's position on the Compensation Committee, made vacant upon his death, has not been filled at this time.

                         COMPANY STOCK PRICE PERFORMANCE

The following table tracks the value of $100 invested on June 30, 1993 in Biochem International Inc. Common Stock as compared to the change in the Standard & Poor's 500 Index and the Standard & Poor's Health Care Composite Index. The table shows that $100 invested five years ago in the Company's stock was worth $351 at June 30, 1998, compared to $272 for the S&P 500 Index and $335 for the Health Care Composite Index.

         MEASUREMENT                                        HEALTH CARE
            DATE            BCI STOCK       S & P 500        COMPOSITE
         -----------        ---------       ---------       -----------
           6/30/93           $  100           $ 100            $ 100
           6/30/94              250              99              100
           6/30/95              223             125              145
           6/30/96              314             157              202
           6/30/97              342             212              262
           6/30/98              351             272              335

The following graph depicts a five-year comparison of cumulative total stockholder returns for the Company, the Standard & Poor's 500 Stock Index and the Standard & Poor's Health Care Composite Index from June 30, 1993 through June 30, 1998.

                                     [CHART]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of common stock, $.02 par value, of the Company by each person who is known by the Company to be the beneficial owner of five (5) percent or more of such stock as of August 31, 1998:

Name and Address of           Amount and Nature of            Percent of
 Beneficial Owner             Beneficial Ownership            Class (3)
-------------------           --------------------            ----------
Mrs. Ruth Davee               4,992,500 shares                  37.79%
180 East Pearson              4,992,500 of record
Chicago, IL 60611

David H. Sanders              5,222,498 shares                  39.53%
BCI International             4,636,566 of record
N7 W22025 Johnson Road        585,932 beneficially (1)(2)
Waukesha, WI  53186


(1) Includes 355,932 shares owned indirectly by Mr. Sanders through family members. Therefore, for the purposes of Rule 13d-3 of the Securities and Exchange Commission, he may be deemed to beneficially own the BCI stock. Such beneficial ownership is disclaimed.

(2)  230,000 shares are held of record by the Sanders Family Benefit Trust.

(3) The percent of class calculations above are based on a total of 13,212,782 shares consisting of 13,050,282 shares outstanding, and 162,500 shares issuable upon exercise of options granted under the Company's Incentive Stock Option Plans. See ITEM 8. Financial Statements and Supplementary Data, Note 6, Common Stock and Stock Options.

The following table shows the ownership of common stock of the Company held beneficially by each director and officer holding shares, and by all directors and officers of the Company as a group, as of August 31, 1998:

Name of                             Amount and Nature of                        Percent of
Beneficial Owner                    Beneficial Ownership                        Class (3)
----------------                    --------------------                        ----------
David H. Sanders                    5,222,498 shares-                            39.38%
                                    4,636,566 of record
                                    585,932 beneficially (1)(2)

Frank A. Katarow                    30,700 shares-5,700 of                         .23%
                                    record and beneficially,
                                    and 25,000 beneficially as
                                    options

Keith R. Harper                     25,000 shares-25,000                           .19%
                                    beneficially as options

Ann M. Johnson                      34,500 shares-34,500                           .26%
                                    beneficially as options

Robert H. Wesel                     16,000 shares-2,000 of                         .12%
                                    record and beneficially,
                                    and 14,000 beneficially
                                    as options

Mark S. Geisler                     14,000 shares-14,000                           .11%
                                    beneficially as options

Donald Alexander                    28,360 shares-21,860 of                        .21%
                                    record and beneficially
                                    and 6,500 beneficially
                                    as options

Paul F. Pujanauski                  1,000 shares-1,000                             .01%
                                    beneficially as options

All directors and                   5,372,058 shares-4,666,126                   40.50%
officers as a group                 of record and beneficially,
(8 persons)                         585,932 beneficially, and
                                    120,000 as options (1)(3)


(1)  See footnote 1 to the preceding table.

(2)  See footnote 2 to the preceding table.

(3)  See footnote 3 to the preceding table.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously discussed, in July, 1984, D.S. Medical Products Company ("DS Medical"), was formed for the exclusive purpose of acquiring up to an 80% interest in BCI for investment purposes. On March 2, 1998, DS Medical was merged with and into BCI, thus dissolving DS Medical. Ken M. Davee and David H. Sanders, the principal shareholders of DS Medical, then directly owned their shares in BCI. Mr. Sanders and Mr. Davee are also directors and executive officers of the Company. On August 13, 1998, Mr. Davee passed away; his spouse, Mrs. Ruth Davee, is now a principal shareholder of the Company. At this time, the Company has not filled this open Director and Officer position. (see ITEM
10. Directors and Executive Officers of the Registrant).

Prior to June 30, 1995, Mr. Davee owned the building which the company occupied prior to moving into its new facility in July, 1998. BCI purchased the previous building from Mr. Davee on that date, based upon an Option to Purchase (the "Option") agreement relating to the property sold. Under the terms of the Option, BCI had the right to purchase the leased property at any time after the initial term of the Lease for $670,000 plus increases in the consumer price index as defined in the agreement. The purchase price plus filing fee costs was $812,899. The Company closed on the sale of this property on July 24, 1998 for a selling price of $785,000, which constitutes a small gain over book value.

The former president of the Company had an interest in the common stock of the Company which was held by DS Medical Products Co. On August 1, 1993, the Company paid $101,828 to the former president on behalf of DS Medical Products Co. in exchange for those securities. As a result, the Company has recorded these transactions as a reduction of stockholders' equity in the same amount at June 30, 1997 and 1996.

The Company paid approximately $40,000 in state taxes in March 1996 on behalf of DS Medical Products Co., a related party. The Company has recorded this payment as a reduction of stockholders' equity at June 30, 1996.

The Company paid approximately $8,000 in legal bills in January 1998 on behalf of DS Medical Products Co., a related party. The Company has added this payment to the reduction in stockholders' equity at June 30, 1998.

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

         Consolidated Balance Sheets at June 30, 1998 and 1997...................................................20

         Consolidated Statements of Income for the years
         ended June 30, 1998, 1997 and 1996......................................................................21

         Consolidated Statements of Changes in Stockholders'
         Equity for the years ended June 30, 1998, 1997 and 1996.................................................22

         Consolidated Statements of Cash Flows for the years
         ended June 30, 1998, 1997 and 1996......................................................................23

         Notes to Consolidated Financial Statements..............................................................24

2. Included in Part IV of this report:

         Independent Accountants' Report on Financial Statement Schedule for the
         years ended June 30, 1998, 1997
         and 1996................................................................................................53

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


(b)  REPORTS ON FORM 8-K

The following Forms 8-K were filed with the Commission during the quarter ended June 30, 1998 and the period following up to the date of this report:

(1) Form 8-K dated July 8, 1998:

Item 2. Acquisition of Assets: The Company's wholly-owned subsidiary, SurgiVet, Inc., acquired substantially all of the assets of Anesco, Inc., pursuant to an Asset Purchase Agreement effective July 1, 1998.

(2) Form 8-K dated September 9, 1998:

Item 5. Other Events: The Company announced it has entered into discussions with Smiths Industries plc, for the acquisition of the Company .

(c) EXHIBITS FILED WITH THIS FORM 10-K:                                              Page
                                                                                     ----
         3(i)(a)  Certificate of Incorporation of registrant
                  filed April 27, 1976...............................................(1)

         3(i)(b)  Amendment to Certificate of Incorporation
                  filed June 8, 1976.................................................(1)

         3(i)(c)  Amendment to Certificate of Incorporation
                  filed June 30, 1977................................................(1)

         3(i)(d)  Amendment to Certificate of Incorporation
                  filed July 31, 1979................................................(1)

         3(i)(e)  Amendment to Certificate of Incorporation
                  filed October 22, 1980.............................................(2)

         3(i)(f)  Amendment to Certificate of Incorporation
                  filed September 13, 1984...........................................(3)

         3(ii)    By-Laws of Registrant as amended through December 19, 1988.........(12)

         4.1      BCI Stock Purchase Warrant to purchase 8,000,000 shares of common stock exercisable after 5:00 p.m., Chicago Time,
                  December 31, 1986,
                  through December 31, 1992..........................................(4)

         10.1     Mortgage Loan and Security Agreement dated as
                  of December 1, 1980, between Registrant and
                  Town of Pewaukee, Wisconsin........................................(5)

         10.2     1981 Stock Program as amended through June 30, 1989................(13)

         10.3     Loan Agreement dated July 18, 1984, by and
                  between Biochem International Inc. and
                  DS Medical Products Co.............................................(6)

         10.4     Amended 10% Debenture due April 1, 1990............................(3)

         10.5     Biochem 10% Debenture, face amount $1,500,000 dated September
                  14, 1984, and due December 31, 1992................................(4)

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

         10.7     Second  Mortgage  to  BCI's principal offices and manufacturing facility commonly known as W238 N1650 Rockwood Drive, Waukesha, Wisconsin.....................(4)

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

        10.14     BCI 10% Debenture, Face Amount $500,000, dated
                  September 13, 1985, and due December 31, 1992.................................................(8)

                                                                                                                 Page
                                                                                                                 ----
    10.15         Waiver of Defaults by IDRB Bondholder...........................................................(8)

    10.16         January 1986 Waiver of Default by IDRB Bondholder...............................................(9)

    10.17         Promissory Notes, dated July 17, 1986, between
                  Ken M. Davee and David H. Sanders, and BCI.....................................................(10)

    10.18         Commercial Offer to Purchase, dated July 21, 1987..............................................(11)

    10.19         Lease, dated August 7, 1987....................................................................(11)

    10.20         Option to Purchase, dated August 7, 1987.......................................................(11)

    10.22         1992 Stock Option Program, dated October 1, 1992...............................................(14)

    10.23         Compensation Agreement between Frank A. Katarow
                  and Biochem International Inc..................................................................(15)

    10.24         Compensation Agreement between Frank A. Katarow
                  and DS Medical Products Co.....................................................................(15)

    10.25         Trust Agreement for Katarow Employment Trust...................................................(15)

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


                                                  BIOCHEM INTERNATIONAL INC.

Dated:  September 28, 1998.                  By:  /s/ David H. Sanders
                                                  -----------------------------
                                                  David H. Sanders, Chairman
                                                  of the Board of Directors and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September, 1998.

By:  /s/ David H. Sanders                    By:  /s/ Frank A. Katarow
     ------------------------------               ----------------------------
     David H. Sanders, Chairman                   Frank A. Katarow,
     of the Board of Directors                    President and Chief
     and Chief Executive Officer                  Operating Officer


By:  /s/ Lee J. Knirko.                      By:  /s/ Mary K. Hamkins
     ------------------------------               ----------------------------
     Lee J. Knirko, Director                      Mary K. Hamkins,
                                                  Director of Finance
                                                  (Chief Accounting Officer)

INDEPENDENT ACCOUNTANT'S REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Directors of

Biochem International Inc. and Subsidiaries

Our report on the consolidated financial statements of Biochem International Inc. and Subsidiaries is included on page 19 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 46 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                     PricewaterhouseCoopers LLP





Milwaukee, Wisconsin
August 7, 1998

BIOCHEM INTERNATIONAL INC. AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996



           Column A                                     Column B        Column C         Column D          Column E
           --------                                   ------------     ----------       ----------       -------------
                                                                       Additions
                                                       Balance at      Charged to
                                                      Beginning of     Costs and           (a)            Balance at
         Description                                    Period          Expenses        Deductions       End of Period
         -----------                                  ------------     ----------       ----------       -------------
            1998
Allowance for doubtful accounts                        $ 125,000        $ 205,650        $ 230,650        $ 100,000
Allowance for inventory obsolescence                     175,000          139,885          199,885          115,000
                                                       ---------        ---------        ---------        ---------
    Total                                              $ 300,000        $ 345,535        $ 430,535        $ 215,000
                                                       =========        =========        =========        =========

            1997
Allowance for doubtful accounts                        $ 140,000        $  (1,506)       $  13,494        $ 125,000
Allowance for inventory obsolescence                     175,000           55,308           55,308          175,000
                                                       ---------        ---------        ---------        ---------
    Total                                              $ 315,000        $  53,802        $  68,802        $ 300,000
                                                       =========        =========        =========        =========

            1996
Allowance for doubtful accounts                        $ 110,000        $  48,491        $   8,491        $ 140,000
Allowance for inventory obsolescence                     150,000           74,568           49,568          175,000
                                                       ---------        ---------        ---------        ---------
    Total                                              $ 250,000        $ 123,059        $  58,059        $ 315,000
                                                       =========        =========        =========        =========







(a)   Deductions consist solely of doubtful accounts and inventory written off.

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Biochem International Inc. on Form S-8 (File No. O-10005) of our report dated August 7, 1998 on our audits of the consolidated financial statements and financial statement schedule of Biochem International Inc. and Subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, which report is included in this Annual Report on Form 10-K.



                           PricewaterhouseCoopers LLP







Milwaukee, Wisconsin
September 21, 1998




54