Form 10-Q
period 1998-09-30
BIOCHEM INTERNATIONAL INC
filed 1998-11-13
CIK 312833

                                                                       CONFORMED

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           --
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

           _ Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                           Commission File No. 0-10005


                           BIOCHEM INTERNATIONAL INC.

A DELAWARE CORPORATION                               IRS EMPLOYER IDENTIFICATION
                                                           NO. 39-1272816



Address                                                         Telephone Number
-------                                                         ----------------
N7 W22025 Johnson Road                                          (414) 542-3100
Waukesha, WI  53186-1856


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -


The number of shares outstanding of the Company's Common Stock, par value $.02, on September 30, 1998 was 13,050,282.

                         PART I. FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                           BIOCHEM INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                    September 30              June 30
                                                                                        1998                    1998
                                                                                --------------------         ----------
                  ASSETS
Current Assets:
         Cash and cash equivalents                                                       $11,148,825       $ 13,323,922
         Accounts receivable, less $137,359 and $100,000 allowance
                  for doubtful accounts, respectively                                      3,954,616          3,656,363
         Inventories                                                                       4,845,707          3,856,206
         Deferred income taxes                                                               295,000            295,000
         Income taxes recoverable                                                             -                 327,382
         Prepaid expenses                                                                     85,311             71,632
                                                                                        ------------       ------------
         Total Current Assets                                                             20,329,459         21,530,505

Investment, held for trust                                                                 1,845,000          1,845,000
Property, plant and equipment, net                                                         3,786,630          4,552,103
Intangible Asset                                                                           3,258,830             22,916
Other                                                                                          9,168              8,104
                                                                                        ------------       ------------

         Total Assets                                                                   $ 29,229,087       $ 27,958,628
                                                                                        ============       ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable, trade                                                         $ 2,483,329         $2,147,765
         Accrued liabilities:
              Salaries, wages and commissions                                                629,349            775,060
              Other                                                                          208,253            203,279
              Income taxes                                                                   146,618            -
                                                                                       -------------       ------------

         Total Current Liabilities                                                         3,467,549          3,126,104

Stockholders' Equity:
         Common Stock, $.02 par value                                                        262,006            262,006
         Additional Paid-in Capital                                                       11,744,179         11,744,179
         Retained Earnings                                                                14,095,778         13,166,764
         Less:  Treasury Stock                                                              (187,500)          (187,500)
         Less:  Receivable from shareholders                                                (152,925)          (152,925)
                                                                                       --------------      -------------

         Total Stockholders' Equity                                                       25,761,538         24,832,524
                                                                                       -------------       ------------


         Total Liabilities and Stockholders' Equity                                    $  29,229,087       $ 27,958,628
                                                                                       =============       =============


The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                  September 30
                                                                                             1998              1997
                                                                                      ------------------------------------
Revenues:
      Net sales                                                                          $  6,925,174      $  7,420,457
      Other income                                                                            220,301           178,390
                                                                                           ----------      ------------
            Total Revenues                                                                  7,145,475         7,598,847

Costs and Expenses:
      Cost of goods sold                                                                    3,012,949         3,221,349
      Selling, general and administrative                                                   2,123,954         1,701,624
      Engineering, regulatory and development                                                 577,558           481,484
                                                                                           ----------      ------------
             Total Costs and Expenses                                                       5,714,461         5,404,457
                                                                                           ----------      ------------

Income before income tax expense                                                            1,431,014         2,194,390

Income tax expense:
      Current                                                                                 502,000           868,898
      Deferred                                                                                  -               -
                                                                                           ----------      ------------

Net Income                                                                                 $  929,014      $  1,325,492
                                                                                           ==========      ============

Basic earnings per share                                                                       $  .07           $   .10
Diluted earnings per share                                                                     $  .07           $   .10

Weighted average shares
      outstanding - basic                                                                  13,100,282        13,091,284
Effect of dilutive securities                                                                  67,402            73,865
                                                                                           ----------      ------------
Weighted average shares
      outstanding - dilutive                                                               13,167,684        13,165,149
                                                                                           ==========      ============

The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                  September 30
                                                                                               1998              1997
                                                                                               ----              ----
Cash flows from operating activities:
       Net income                                                                       $     929,014      $  1,325,492
       Adjustments to reconcile net cash provided
           by operating activities:
              Depreciation                                                                    121,564            85,250
              Amortization                                                                     40,724            -
              Change in assets and liabilities:
                     Accounts  and notes receivable                                          (107,176)         (387,351)
                     Inventories                                                             (570,938)           38,595
                     Prepaid expenses                                                         (12,009)           (1,896)
                     Accounts payable and accrued liabilities                                 668,826           705,629
                                                                                        -------------     -------------
       Net cash provided by operating activities                                            1,070,005         1,765,719
                                                                                        -------------     -------------
Cash flows from investing activities:
       Business acquisition                                                                (3,907,712)           -
       Property, plant and equipment additions                                               (321,723)         (188,236)
       Disposal of property and equipment at net book value                                   984,333            24,223
                                                                                        -------------     -------------
       Net cash used for investing activities                                              (3,245,102)         (164,013)
                                                                                        -------------     --------------

Cash flows from financing activities:
       Issuance of common stock                                                                   --                --
                                                                                        -------------     -------------

Net increase (decrease) in cash and equivalents                                            (2,175,097)        1,601,706
Cash and equivalents:
       Beginning of period                                                                 13,323,922        10,892,915
                                                                                        -------------     -------------
       End of period                                                                    $  11,148,825     $  12,494,621
                                                                                        =============     =============

Supplemental disclosures of cash flow information:
       Cash paid during the period for interest                                         $        --       $         --
                                                                                        =============     =============

       Cash paid during the period for income taxes                                           $28,000     $     126,778
                                                                                        =============     =============

The accompanying notes are an integral part of these financial statements.

                           BIOCHEM INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to a fair statement of operations and financial position of the Company have been included in the accompanying statements of operations and balance sheets. All adjustments made to the interim financial statements were of a normal, recurring nature.

         The year-end condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.




2. Inventories are comprised of:

                                                                                               September 30        June 30
                                                                                                   1998              1998
                                                                                                   ----              ----
         Finished goods                                                                        $    369,543     $     561,440
         Loaner and demonstration                                                                 1,006,646           935,367
         Work in process                                                                          1,303,116         1,043,103
         Purchased material                                                                       2,166,402         1,316,296
                                                                                               ------------     -------------

                                                                                               $  4,845,707     $   3,856,206
                                                                                               ============     =============



3. Property, plant and equipment consists of the following:
                                                                                               September 30         June 30
                                                                                                   1998              1998
                                                                                                   ----              ----
         Land                                                                                $      241,681  $       583,943
         Building                                                                                 2,631,033          724,699
         Leasehold improvements                                                                       3,933          126,841
         Machinery and equipment                                                                  2,224,035        2,121,650
         Office furniture and equipment                                                             332,787          227,024
         Construction in progress                                                                   -              2,502,390
                                                                                               ------------     ------------
                                                                                                  5,433,469        6,286,547
         Less accumulated depreciation                                                           (1,646,839)      (1,734,444)
                                                                                               ------------     ------------
                                                                                               $  3,786,630     $  4,552,103
                                                                                               ============     ============

4.       Anesco acquisition

Effective July 1, 1998, SurgiVet, Inc., a wholly owned subsidiary of the Company, purchased the assets of Anesco, Inc. for $4,000,000 cash. Upon completion of the purchase, the Company recorded $3,277,887 of goodwill. Anesco, Inc. was a manufacturer of veterinary ventilator and anesthesia equipment.


5.       Sale of the Company

On October 9, 1998, the Company entered into an agreement for sale of the Company to Smiths Industries plc, a United Kingdom-based avionics, medical systems and specialized industrial products manufacturer. The purchase price is approximately $6.28 per share to the Company's shareholders. The transaction is expected to close in December, 1998, or January, 1999.

                           BIOCHEM INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Working capital at September 30, 1998 was $16,861,912 as compared to $18,404,401 at June 30, 1998. The decrease in working capital is primarily due to the purchase of the assets of Anesco, Inc. as discussed below. Current cash and cash equivalents were used for this purchase.

The Company's executive offices and production facilities are located at N7 W22025 Johnson Road, Waukesha, Wisconsin. This facility was completed and ready for occupancy in early July 1998. During the move, manufacturing was not operational for 2 days early in July, and administration was down for less than a day; accordingly, the impact on operations was minimal. The Company used current cash and cash equivalent balances to fund the purchase and build-out. This new facility will allow the Company the space needed for growth and efficient operations.

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

As disclosed on Form 8-K, dated October 14, 1998, the Company has entered into an agreement for sale of the Company to Smiths Industries plc, a United Kingdom-based avionics, medical systems and specialized industrial products manufacturer. The purchase price is approximately $6.28 per share to the Company's shareholders. The transaction is expected to close in December, 1998, or January, 1999.

The Company has reviewed its computer and other systems to identify those areas that could be adversely affected by Year 2000 software failures. It has been determined that the Company's products are fully Year 2000 compliant. All software except for the Company's integrated computer based business system is Year 2000 compliant. As a result, we have begun the research and analysis needed to replace the current business system expected to have an estimated cost of $300,000. Many of the off-the-shelf variety of software programs the Company uses are already compliant, the few that are not will be upgraded to compliant versions or replaced at minimal cost. The Company is currently verifying the Year 2000 compliance of our computer hardware and operating systems and is approximately fifty percent completed with this project. This review is expected to be completed by the end of the calendar year. Additionally, the Company has assessed the compliance of its office equipment (fax machines, copiers, telephone system, etc.) and determined that these systems are fully compliant. In 1999, the Company will review the Year 2000 compliance of its customers and vendors.

Beyond the above review procedures, the Company is continuing to develop a Year 2000 contingency plan, should a Year 2000 compliance issue arise. However, there can be no assurance that customers, suppliers and service providers on which the Company relies will resolve their Year 2000 issues. Failure to complete the Year 2000 project in a timely manner could have a material adverse effect on future operating results or financial condition.

Effective July 1, 1998, SurgiVet, Inc., a wholly owned subsidiary of the Company, purchased the assets of Anesco, Inc. for $4,000,000 cash. Upon completion of the purchase, the Company recorded $3,277,887 of goodwill. Anesco, Inc. was a manufacturer of veterinary ventilator and anesthesia equipment.

Results of Operations

Net sales for the three-month period ended September 30, 1998 decreased 6.7% from the corresponding prior year period. This decrease results from a decrease in sales to both our direct domestic customers and to our international dealers, primarily of our handheld pulse oximeters and handheld capnometers, but also in sales of higher end products. Also in the first quarter, the Company discontinued several old product lines in anticipation of introducing new products. These new products are being introduced in the second quarter. The decrease in sales of the BCI products is partially offset by approximately $800,000 in sales of SurgiVet products.

Other income for the three- month period ended September 30, 1998 consists primarily of interest income.

Cost of goods sold as a percentage of net sales was approximately 43.5% during the three-month period ended September 30, 1998 compared to 43.4% for the corresponding period ended September 30, 1997. This fluctuation is attributable to a change in the product mix sold among periods.

Selling, general and administrative expenses were 30.7% of net sales in the three-month period ending September 30, 1998 compared to 22.9% during the same period of the prior year. This percentage increase is due in part to the decrease in sales mentioned above. Actual expenses increased by $422,000 or 25% over the prior period. This is primarily due to additional expenses for domestic sales territory expansion, and additional operating expenses for the Company's veterinary division, SurgiVet, and also costs for the acquisition of Anesco.

The increase in engineering, research and development expenditures during the three-month period ended September 30, 1998 of 20.5% compared to prior year reflects development and regulatory cost related to new products. Overall, BCI has committed to spending more in this area to continue its new product introduction cycle.

All other costs and expenses of the Company remained relatively constant when comparing the first three months of fiscal 1999 to that of fiscal 1998.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following Form 8-K was filed with the Commission during the quarter ended September 30, 1998:

(1) Form 8-K dated July 8, 1998:

Item 2 Acquisition of Assets: The Company's wholly-owned subsidiary, SurgiVet, Inc., acquired substantially all of the assets of Anesco, Inc., pursuant to an Asset Purchase Agreement effective July 1, 1998.

(2) Form 8-K dated September 9, 1998:

Item 5 Other Events: The Company announced it has entered into discussions with Smiths Industries plc, for the acquisition of the Company.

(3) Form 8-K dates October 14, 1998:

Item 5 Other Events: The Company entered into an agreement with Smiths Industries plc, for the acquisition of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 13, 1998             By   /s/ David H. Sanders
                                          ---------------------
                                          David H. Sanders
                                          Chairman of the Board and
                                          Chief Executive Officer

Dated:  November 13, 1998             By   /s/ Frank A. Katarow
                                          ---------------------
                                          Frank A. Katarow
                                          President and Chief
                                          Operating Officer

Dated:  November 13, 1998             By  /s/ Mary K. Hamkins
                                          -------------------
                                          Mary K. Hamkins
                                          Director of Finance
                                          (Chief Accounting Officer)